Form 10-Q
period 1996-03-31
ITALIAN OVEN INC
filed 1996-05-16
CIK 933425

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 1996

Commission File Number 0-27182


                             THE ITALIAN OVEN, Inc.
             (Exact name of registrant as specified in its charter)

        Pennsylvania                                       25-1624305
 ------------------------------                         ----------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)


                     Eleven Lloyd Avenue, Latrobe, PA 15650
                   ------------------------------------------
          (Address of principal executive offices, including zip code)


                                 (412) 537-5380
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes      x         No
               ------           ------

Number of shares of Common Stock, $.01 par value per share outstanding at May 10, 1996: 4,363,991

                             THE ITALIAN OVEN, Inc.


                                      Index

                                                                       Page

Part  I       FINANCIAL INFORMATION

Item 1.       Financial Statements
              Consolidated Balance Sheets
              March 31, 1996 and December 31, 1995                        3

              Consolidated Statements of Operations
              Quarters Ended March 31, 1996 and 1995                      5

              Consolidated Statements of Cash Flows
              Quarters Ended March 31, 1996 and 1995                      6

              Notes to Consolidated Financial Statements                  7

Item 2.       Management's Discussion and Analysis of Results of
                Operations and Financial Condition                        9

Part II       OTHER INFORMATION

Item 1.       Legal Proceedings                                          12

Item 6.       Exhibits and Reports on Form 8-K                           12

Signature                                                                14

The Company's fiscal year is comprised of 52 or 53 weeks, divided into four periods of 13 or 14 weeks, which ends on the last Sunday in December. The first quarter of 1996 is the period from January 1, 1996 to March 31, 1996. For convenience, the Company has indicated throughout this Report, including in the financial statements, that the fiscal year end is December 31, and each of the four periods are referred to as three-month periods which end on March 31, June 30, September 30 and December 31. References in this Report to the "Company" or "The Italian Oven" mean the Company, its predecessors, and its and their subsidiaries, unless the context otherwise requires.

                           THE ITALIAN OVEN, Inc.
                           Consolidated Balance Sheets
                                   (Unaudited)

                                                   March 31,      December 31,
                                                     1996              1995
                                                 ------------     ------------
               ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                     $   7,339,661    $  11,448,976
  Receivables, net of allowance of
    $95,000 and $85,000 respectively                  652,754          844,016
  Notes receivable from related parties               465,914          442,249
  Inventories                                         330,289          305,988
  Prepaid expenses and other current assets           381,818           51,479
                                                  ------------     ------------
                 Total current assets               9,170,436       13,092,708
                                                  ------------     ------------
PROPERTY AND EQUIPMENT:
  Restaurant equipment                              3,016,243        2,323,213
  Building and leasehold improvements               4,118,842        2,598,320
  Office furniture and equipment                      869,397          529,199
  Construction-in-progress                            595,004        1,238,814
                                                  ------------     ------------
                                                    8,599,486        6,689,546

  Less-Accumulated depreciation                     2,039,612        1,854,330
                                                  ------------     ------------

                 Property and equipment, net        6,559,874        4,835,216
                                                  ------------     ------------
INTANGIBLE ASSETS:
  Preopening costs, net                               601,593          179,415
  Liquor licenses, net                                 89,443           53,460
  Other long-term assets                               30,897           32,397
  Goodwill, net                                       184,573          197,731
                                                  ------------     ------------
                                                      906,506          463,003
                                                  ------------     ------------

TOTAL ASSETS                                    $  16,636,816    $  18,390,927
                                                  ============     ============


The accompanying notes to consolidated financial statements are an integral part of these statements.

                             THE ITALIAN OVEN, Inc.
                     Consolidated Balance Sheets (Continued)
                                   (Unaudited)

                                                   March 31,      December 31,
                                                     1996              1995
                                                 ------------     ------------

          LIABILITIES, MINORITY INTEREST
             AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt              $     153,586   $     190,924
  Notes payable                                            -0-         423,032
  Accounts payable                                   1,532,545       1,665,061
  Deferred franchise and development revenue         1,113,577       1,264,577
  Reserve for store closing                            457,448         464,143
  Accrued payroll and other employee benefits          368,955         360,223
  Accrual for gift certificates outstanding            290,845         559,002
  Other accrued expenses                               135,692         474,286
                                                   ------------    ------------

                 Total current liabilities           4,052,648       5,401,248

LONG-TERM LIABILITIES:
  Deferred franchise and development
     fees revenue                                    1,427,000       1,715,125
  Long-term debt                                       510,615         534,848
  Other long-term liabilities                          419,999         369,203
                                                   ------------    ------------

                 Total long-term liabilities         2,357,614       2,619,176

MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES            -0-           1,140

SHAREHOLDERS' EQUITY:
  Common stock, par value $.01 per share-
     Authorized, 20,000,000 shares
     Issued, 4,350,912 shares                           43,509          43,509
  Additional paid-in-capital                        22,053,222      22,053,222
  Warrants outstanding                               1,975,000       1,975,000
  Accumulated deficit                              (13,613,809)    (13,471,000)
                                                   ------------    ------------
                                                    10,457,922      10,600,731
  Less-Cost of common stock in treasury-
     22,921 shares                                    (231,368)       (231,368)
                                                   ------------    ------------

                 Total shareholders' equity         10,226,554      10,369,363
                                                   ------------    ------------

TOTAL LIABILITIES, MINORITY INTEREST AND
  SHAREHOLDERS' EQUITY                           $  16,636,816   $  18,390,927
                                                   ============    ============


The accompanying notes to consolidated financial statements are an integral part of these statements.

                             THE ITALIAN OVEN, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                        Quarter Ended March 31,
                                                      --------------------------
                                                          1996            1995
                                                      ------------   -----------
REVENUE:
  Restaurant sales                                  $ 3,408,283    $  2,820,464
  Franchise and development fees                        519,125         651,000
  Royalty fees                                          703,970         628,246
                                                     -----------     -----------
         Total revenue                                4,631,378       4,099,710
                                                     -----------     -----------
COSTS AND EXPENSES:
  Costs of restaurant sales                             901,968         777,887
  Other restaurant expenses:
      Restaurant labor expenses                       1,484,294       1,073,022
      Occupancy and other costs                         860,583         749,718
  General and administrative                          1,467,881       1,510,566
  Depreciation and amortization                         278,878         191,631
                                                     -----------     -----------
         Total costs and expenses                     4,993,604       4,302,824
                                                     -----------     -----------

         Loss from operations                          (362,226)       (203,114)

OTHER INCOME (EXPENSE):
  Interest income                                       139,472           2,637
  Interest expense                                      (27,098)        (39,865)
  Other expense, net                                    (11,567)         (3,418)
                                                     -----------     -----------
         Total other income (expense)                   100,807         (40,646)
                                                     -----------     -----------

         Loss before taxes and minority interest       (261,419)       (243,760)

PROVISION FOR INCOME TAXES                              102,318            (375)

MINORITY INTEREST                                        16,292          27,013
                                                     -----------     -----------

         Net loss                                      (142,809)       (217,122)

UNDECLARED DIVIDENDS ON PREFERRED STOCK                      -0-        (54,282)
ACCRETION OF DISCOUNT ON PREFERRED STOCK                     -0-         (1,140)
                                                     -----------     -----------

NET LOSS APPLICABLE TO COMMON STOCK                 $  (142,809)   $   (272,544)
                                                     ===========     ===========

PRO FORMA NET LOSS PER COMMON SHARE                 $     (0.03)   $      (0.10)
                                                     ===========     ===========

SHARES USED IN COMPUTING PRO FORMA
  PER SHARE AMOUNTS                                   4,327,991       2,132,025
                                                     ===========     ===========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                             THE ITALIAN OVEN, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                                       Quarter Ended March 31,
                                                      -------------------------
                                                          1996          1995
                                                      -----------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                          $   (142,809)  $ (217,122)
  Adjustments required to reconcile net loss to
    net cash used for operating activities-
      Depreciation and amortization                      278,878      191,631
      Bad debt expense                                    10,000           -0-
      Minority interests in loss                         (16,292)     (27,013)
                                                      -----------    ---------
                                                         272,586      164,618

  Cash provided by (used for) working capital items
      Receivables                                        181,262       72,161
      Inventories                                        (24,301)      39,802
      Prepaid expenses and other current assets         (330,339)     (18,849)
      Accounts payable                                  (132,516)     278,738
      Deferred franchise and development fees           (439,125)    (315,500)
      Accrued payroll and other employee benefits          8,732     (104,828)
      Change in gift certificates outstanding           (268,157)    (217,937)
      Other accrued expenses                            (345,289)     (95,095)
      Other long-term liabilities                         50,796       24,941
                                                      -----------    ---------
       Cash used for working capital items            (1,298,937)    (336,567)
                                                      -----------    ---------

         Net cash used for operating activities       (1,169,160)    (389,071)
                                                      -----------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net acquisitions of property, equipment
    and liquor licenses                               (1,955,748)    (213,799)
  Preopening costs                                      (491,291)      (2,142)
  Net increase in notes receivable
      from related parties                               (23,665)          -0-
                                                      -----------    ---------
         Net cash used for investing activities       (2,470,704)    (215,941)
                                                      -----------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Notes payable borrowings                                    -0-     425,000
  Notes payable payments                                (423,032)     (50,000)
  Long-term debt payments                                (46,419)     (74,265)
                                                      -----------    ---------
         Net cash (used for)
            provided by financing activities             (469,451)     300,735
                                                      -----------    ---------

         Net decrease in cash and cash equivalents    (4,109,315)    (304,277)

Cash and cash equivalents, beginning of period        11,448,976      373,387
                                                      -----------    ---------

Cash and cash equivalents, end of period            $  7,339,661   $   69,110
                                                      ===========    =========

Supplemental disclosure of cash flow information:
  Interest paid                                     $     27,098   $   23,180
                                                      ===========    =========
  Income taxes paid                                 $      2,250   $      375
                                                      ===========    =========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                             THE ITALIAN OVEN, Inc.

                   Notes to Consolidated Financial Statements


1.       Basis of Presentation

In the opinion of management, the accompanying consolidated financial statements contain all normal recurring adjustments necessary for a fair presentation. The results of operations for the quarter ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year. The interim consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 1995 included on Form 10-K.

2.       Legal Proceedings

In April 1996, the Company, James A. Frye, the Chairman and Chief Executive Officer of the Company, and his wife, Janice M. Frye, the Vice President of Design of the Company, were named as defendants in a complaint filed in the United States District Court for the Western District of Pennsylvania by four shareholders of the Company, Asish Bahl, Yashmeen Vij Bahl, Mohinder Bahl and Jerome Scherer. These shareholders purchased shares from Mr. and Mrs. Frye prior to the Company's November 1995 initial public offering of Common Stock. The complaint alleges, among other things, that the defendants violated the anti-fraud provisions of the Securities Act of 1933, the Securities Exchange Act of 1934 and the Pennsylvania Securities Act and made common law fraudulent misrepresentations, all in connection with the sale to the plaintiffs of the Company's Common Stock. The plaintiffs are demanding unspecified damages in excess of $390,000, plus interest, costs and attorney's fees.

The defendants believe that by this filing the plaintiffs have evidenced their intention to abandon an earlier action commenced against the defendants upon the filing of a writ of summons (which did not specify a cause of action) in the Court of Common Pleas of Westmoreland County, Pennsylvania in January 1996.

The Company and Mr. and Mrs. Frye believe that the allegations raised in the complaint are without merit, and intend to vigorously defend themselves in the case. The Company and Mr. Frye are parties to an indemnification agreement under which Mr. Frye has agreed to indemnify the Company for claims arising from his sale of shares of the Company's Common Stock owned by him, as is the case in this action.

The Company is a party to routine contract, negligence and employment-related litigation matters in the ordinary course of its business. No such pending matters, individually or in the aggregate, if adversely determined, are believed by management to be material to the business, results of operations or financial condition of the Company.

3.       Subsequent Events

The Mid America Transaction

Effective April 4, 1996, the Company acquired, pursuant to the Leasehold and Asset Purchase and Sale Agreement with Mid America Restaurant Group, Inc. ("Mid America"), all of the leasehold interests and operating assets of Mid America formerly used by Mid America in connection with the operation of six Blackeyed Pea restaurants in the Kansas City metropolitan area. These Blackeyed Pea restaurants were closed prior to the Company's acquisition of the Mid America assets. The purchase price of the assets acquired was $3,000,000, which was paid by the Company in cash. The purchase price of the assets was determined by arm's length negotiations between the parties. The purchase price was paid by the Company from capital reserves targeted for use for restaurant development and acquisition. These reserves represent proceeds from the Company's November 1995 initial public offering of its Common Stock. The Company intends to remodel each of the restaurants so acquired and to operate them as The Italian Oven restaurants.

The Western Pennsylvania Transaction

On April 29, 1996, the Company completed the acquisition of the operating assets of four franchised restaurants of the Company, Ovens of Cranberry, Ltd., Ovens of Monroeville, Ltd., Ovens of Erie One, Ltd. and Ovens of North Hills, Ltd. ("Sellers"), which owned four The Italian Oven restaurants in the Western Pennsylvania market. The acquisition was completed pursuant to the terms of an asset acquisition agreement dated February 22, 1996 between the Company, the Sellers and the Sellers' shareholders, Marc B. Robertshaw, William J. Rosa and David S. Gallatin. The operating assets acquired consist of all furniture, fixtures, equipment, operating licenses, leasehold improvements and leasehold interests necessary to operate the restaurants.

The purchase price for the acquired assets was $2,714,500, which was paid $2,534,500 in cash and $180,000 through the issuance of 36,000 shares of the Company's Common Stock (valued at the market price of $5.00 per share on the last businees day prior to the acquisition). The purchase price was determined by arm's length negotiations among the parties. The cash portion of purchase price was paid by the Company from capital reserves targeted for use for restaurant development and acquisition. These reserves represent proceeds from the Company's November 1995 initial public offering of its Common Stock.

The assets acquired by the Company were used by the Sellers for the operation of each of their respective The Italian Oven restaurants. The Company intends to continue to operate the assets for the same purposes.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.


Results of Operations

The following table sets forth the percentage relationship of certain income statement data to total revenues, except as otherwise indicated:

                                                   Quarter ended March 31,
                                                   -----------------------
                                                      1996           1995
                                                     ------         ------
CONSOLIDATED STATEMENTS
OF OPERATIONS DATA:
Revenue:
     Restaurant sales............................    73.6%           68.8%
     Franchise and development fees..............    11.2%           15.9%
     Royalty fees................................    15.2%           15.3%
                                                    ------          ------
                                                    100.0%          100.0%

Costs and Expenses:
     Cost of restaurant sales (1) ...............    26.5%           27.6%
     Other restaurant expenses:
     Restaurant labor expenses (1)...............    43.5%           38.0%
     Occupancy and other costs (1)...............    25.2%           26.6%
     General and administrative..................    31.7%           36.8%
     Depreciation and amortization...............     6.0%            4.7%
     Total operating expense.....................   107.8%          105.0%
Loss from operations.............................   (7.8)%          (5.0)%
Net interest income (expense)....................     2.4%          (0.9)%
Provision for income taxes.......................     2.2%            0.0%
     Net Loss....................................   (3.1%)          (5.3%)

(1) As a percentage of restaurant sales.

Quarter ended March 31, 1996 compared to the quarter ended March 31, 1995

Revenues. Total revenue increased by $532,000 to $4,631,000 or 13.0% for the quarter ended March 31, 1996 compared to the quarter ended March 31, 1995. Restaurant sales at Company-owned restaurants increased by $588,000 to $3,408,000 or 20.8% for the quarter ended March 31, 1996 compared to the same period in 1995. These increases were largely the result of the opening of five additional Company-owned restaurants during the first quarter of 1996. Restaurant sales for same Company-owned restaurants declined by 7.9% during the first quarter in 1996 compared to the same quarter in 1995. Management believes that this decline was largely due to adverse weather conditions in the Northeast United States.

Franchise and development fees decreased by $132,000 or 20.3% for the quarter ended March 31, 1996 compared to the quarter ended March 31, 1995. This decrease was primarily due to the opening of one franchised restaurant during the first quarter of 1996 compared to eight in the first quarter of 1995.

Royalties increased by $76,000 to $704,000 or 12.1% for the quarter ended March 31, 1996 compared to the quarter ended March 31, 1995. This increase was principally due to 78 franchised restaurants being in operation at the end of the first quarter of 1996 compared to 69 at the end of the first quarter of 1995.

Costs and expenses. Cost of restaurant sales at Company-owned restaurants increased by $124,000 to $902,000 or 15.9% for the quarter ended March 31, 1996 compared to the quarter ended March 31, 1995, principally due to the opening of five additional Company-owned restaurants during the first quarter of 1996, but decreased as a percentage of restaurant sales by 0.6% to 26.7% for the same restaurants open during both periods, principally due to more favorable contract terms and volume discounts on product purchases.

Labor expenses at Company-owned restaurants increased from 36.8% to 39.8% as a percentage of restaurant sales for the quarter ended March 31, 1996 compared to the quarter ended March 31, 1995 for the same restaurants open during both periods. The percentage increase in labor costs is principally attributable to lower restaurant sales for the quarter ended March 31, 1996 compared to the same period in 1995, resulting in increased management labor costs as a percent of restaurant sales. Occupancy and other costs at Company-owned restaurants decreased as a percentage of restaurant sales to 25.2% for the quarter ended March 31, 1996 from 26.6% for the quarter ended March 31, 1995, principally due to increased efficiencies.

Depreciation and amortization expenses increased by $87,000 to $279,000 or 45.5% for the quarter ended March 31, 1996 compared to the quarter ended March 31, 1995. This increase was primarily due to the opening of five additional Company-owned restaurants during 1996.

Interest income. Interest income increased by $137,000 for the quarter ended March 31, 1996 compared to the quarter ended March 31, 1995. This increase was due to the investment income earned on the net proceeds of the Company's November 1995 initial public offering of Common Stock (the "IPO").

Liquidity and Capital Resources.

The following table presents a summary of the Company's cash flows for the periods:

                                                                       Quarter ended March 31,
                                                                      ------------------------
                                                                        1996            1995
                                                                      --------        --------
Revenue:
     Net cash used for operating activities.....................    $(1,169,160)    $  (389,071)
     Net cash used for investing activities.....................     (2,470,704)       (215,941)
     Net cash (used for) provided by financing activities.......       (469,451)        300,735
                                                                     ----------      ----------

     Net decrease in cash and cash equivalents .................    $(4,109,315)    $  (304,277)
                                                                     ==========      ==========


On November 27, 1995, the Company completed its IPO. The Company sold 2,700,000 shares of its Common Stock (including 485,115 shares sold by an existing shareholder of the Company). The Company is utilizing the net proceeds of the IPO (after the payment of offering expenses, the repayment of certain indebtedness, the repurchase of certain stock held by one shareholder and the reserve of certain funds for working capital purposes) to open additional Company-owned restaurants.

Prior to the IPO, the Company's strategy was to seek growth principally though the development of franchised restaurants. The Company had originally intended to open 28-32 restaurants using the net proceeds of the IPO and operating revenues from existing restaurants. However, as reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1995, due to revenues being lower than anticipated during the first quarter of 1996 and the decision by management to invest a portion of the net proceeds of the IPO in larger, free standing restaurants (which have higher start-up costs than restaurants located in strip shopping centers), the Company has revised its estimates to project that it will open 20-28 restaurants with such proceeds and revenues. During the first quarter of 1996, the Company opened five new Company-owned restaurants. In addition, in April 1996, the Company acquired the leasehold interests and operating assets of six restaurants (which it is in the process of converting into The Italian Oven restaurants) and the operating assets of four franchised restaurants currently in operation. Accordingly, the Company expects to open five-13 additional restaurants with such proceeds and revenues.

In 1995, the Company entered into a credit agreement with PNC Bank, National Association (the "Credit Agreement") for a line of credit in the principal amount of the lesser of $2,500,000 or the borrowing base. The borrowing base is calculated on the basis of a percentage of certain current assets of the Company, the aggregate of which is currently greater than $2,500,000. The Credit Agreement provides that advances will bear interest at a rate the greater of the prime rate or 1/2% in excess of the weighted average Federal funds rate. The Company does not currently satisfy the financial conditions necessary to enable it to draw funds under the Credit Agreement, although it anticipates that it will meet such conditions in the third quarter of 1996. In order to draw funds under the Credit Agreement, the Company must maintain net income plus income tax expense and total interest expense ranging from $100,000 per month in March 1996 to $400,000 per month in September 1996. The Credit Agreement matures on November 15, 1996. The lender has not agreed to an extension of the maturity, and the Company has not identified an alternative source of financing.

The statements that the Company expects to (i) open or acquire from five-13 additional restaurants using the remaining net proceeds of the IPO, available operating revenues and financing proceeds, and (ii) be able to draw funds under the Credit Agreement is a forward looking statement. Factors which could prevent the Company from realizing its objective of opening or acquiring such additional restaurants include (i) restaurant revenues and/or profits being lower than projected by management as a result of changes in consumer tastes, adverse weather conditions (as has been the case during the first quarter of 1996), increased competition in the casual dining sector or unfavorable economic conditions generally, (ii) there being fewer franchised store openings than projected by management due to the inability of developers to obtain needed financing or the decisions of developers to delay or terminate plans to open new restaurants as a result of poor sales, the failure to achieve profitability or other factors (as has been the case with certain developers during the first quarter of 1996), with the attendant loss to the Company of royalties from franchised restaurant sales and of the ability to recognize income from franchise fees, (iii) the Company being unable to sell the number of new franchises projected by management, with the attendant loss to the Company of cash flow from franchise fees payable prior to the opening of new restaurants,
(iv) restaurant opening costs being higher than projected by management due to increased competition for new restaurant sites or higher than anticipated construction costs, or (v) restaurant operating costs being higher than projected by management due to factors such as labor shortages in particular markets or increases in the cost of food or paper products.

In projecting that the Company will be able to open such number of restaurants, management is assuming that the Company will be able to draw the full $2,500,000 potentially available under the Credit Agreement or to have available to it an alternative source of financing. The Company does not currently meet the financial conditions necessary to enable it to draw funds under the Credit Agreement, and no assurance can be given that alternative sources of financing will be available to it. Furthermore, even if the conditions for drawing funds are met, unless the Credit Agreement is extended, it is not anticipated that proceeds therefrom will be available for the development or acquisition of additional Company-owned restaurants other than on an interim basis since it matures on November 15, 1996. The Company could find alternative sources of financing difficult or impossible to obtain if its operations are unsatisfactory or if the credit markets tighten generally. If the Company is unable to obtain any financing, it does not expect to acquire or open more than five additional restaurants with the net proceeds of the IPO and available revenues from operations, if any.

                          PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings

In April 1996, the Company, James A. Frye, the Chairman and Chief Executive Officer of the Company, and his wife, Janice M. Frye, the Vice President of Design of the Company, were named as defendants in a complaint filed in the United States District Court for the Western District of Pennsylvania by four shareholders of the Company, Asish Bahl, Yashmeen Vij Bahl, Mohinder Bahl and Jerome Scherer. These shareholders purchased shares from Mr. and Mrs. Frye prior to the IPO. The complaint alleges, among other things, that the defendants violated the anti-fraud provisions of the Securities Act of 1933, the Securities Exchange Act of 1934 and the Pennsylvania Securities Act and made common law fraudulent misrepresentations, all in connection with the sale to the plaintiffs of the Company's Common Stock. The plaintiffs are demanding unspecified damages in excess of $390,000, plus interest, costs and attorney's fees.

The defendants believe that by this filing the plaintiffs have evidenced their intention to abandon an earlier action commenced against the defendants upon the filing of a writ of summons (which did not specify a cause of action) in the Court of Common Pleas of Westmoreland County, Pennsylvania in January 1996.

The Company and Mr. and Mrs. Frye believe that the allegations raised in the complaint are without merit, and intend to vigorously defend themselves in the case. The Company and Mr. Frye are parties to an indemnification agreement under which Mr. Frye has agreed to indemnify the Company for claims arising from his sale of shares of the Company's Common Stock owned by him, as is the case in this action.

The Company is a party to routine contract, negligence and employment-related litigation matters in the ordinary course of its business. No such pending matters, individually or in the aggregate, if adversely determined, are believed by management to be material to the business, results of operations or financial condition of the Company.


Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

10.1 Leasehold and Asset Purchase and Sale Agreement dated March 4, 1996 by and between the Company and Mid America Restaurant Group, Inc. (included as an exhibit to the Current Report on Form 8-K of the Company dated May 9, 1996 and incorporated by reference herein).

10.2 First Amendment to Leasehold and Asset Purchase and Sale Agreement dated March 22, 1996 by and among the Company, Mid America Restaurant Group, Inc. and Mid America Restaurant Group of Kansas (included as an exhibit to the Current Report on Form 8-K of the Company dated May 9, 1996 and incorporated by reference herein).

10.3 Second Amendment to Leasehold and Asset Purchase and Sale Agreement dated March 29, 1996 by and among the Company, Mid America Restaurant Group, Inc. and Mid America Restaurant Group of Kansas.

10.4 Agreement dated February 22, 1996, by and among the Company, Ovens of Cranberry, Ltd., Ovens of Erie One, Ltd., Ovens of Monroeville, Ltd., Ovens of North Hills, Ltd., David S. Gallatin, Marc B. Robertshaw and William J. Rosa (included as an exhibit to the Current Report on Form 8-K of the Company dated May 9, 1996 and incorporated by reference herein).

11.1     Calculation of Pro Forma Net Loss Per Common Share.

99.1 Complaint captioned Bahl, et al., vs. Frye, Frye and The Italian Oven, Inc. filed April 11, 1996 in the U.S. District Court for the Western District of Pennsylvania, Civil Action No. 96-667.

(b)  Reports on Form 8-K

         No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1996.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        THE ITALIAN OVEN, Inc.


                                        By: /s/ Gary L. Steib
                                            ____________________________
 Dated: May 15, 1996                            Gary L. Steib
                                                Vice President of Finance,
                                                Chief Financial Officer
                                                and Treasurer