Form 10-Q
period 1996-06-30
ITALIAN OVEN INC
filed 1996-08-19
CIK 933425

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 1996

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

Number of shares of Common Stock, $.01 par value per share outstanding at August 15, 1996: 4,363,991

                             THE ITALIAN OVEN, Inc.


                                      Index
                                                                           Page

Part  I           FINANCIAL INFORMATION
     Item 1.      Financial Statements

                  Consolidated Balance Sheets
                  June 30, 1996 and December 31, 1995

                  Consolidated Statements of Operations
                  Quarter and Six Months Ended June 30, 1996 and 1995 Consolidated Statements of Cash Flows
                  Six Months Ended June 30, 1996 and 1995

                  Notes to Consolidated Financial Statements

     Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Part II           OTHER INFORMATION

The Company's fiscal year is comprised of 52 or 53 weeks, divided into four periods of 13 or 14 weeks, which ends on the last Sunday in December. For convenience, the Company has indicated throughout this Report, including in the financial statements, that the fiscal year end is December 31, and each of the four periods are referred to as three-month or quarterly periods which end on March 31, June 30, September 30 and December 31. References in this Report to the "Company" or "The Italian Oven" mean the Company, its predecessors, and its and their subsidiaries, unless the context otherwise requires.

                             THE ITALIAN OVEN, Inc.
                           Consolidated Balance Sheets


                                                                  June 30,                December 31,
                                                                     1996                     1995
                                                                 ----------                ----------
                  ASSETS                                         (Unaudited)

CURRENT ASSETS:
     Cash and cash equivalents                                  $   143,828               $11,425,916
     Receivables, net of allowance of
       $95,000 and $85,000 respectively                             465,253                   844,163
     Notes receivable from related parties,
        net of allowance of $732,450 in 1996                            -0-                   442,249
     Inventories                                                    311,033                   286,427
     Prepaid expenses and other current assets                      117,225                    51,479
                                                                 ----------                ----------

        Total current assets                                      1,037,339                13,050,234

PROPERTY AND EQUIPMENT:
     Restaurant equipment                                         3,955,163                 2,010,179
     Building and leasehold improvements                          5,591,018                 2,457,274
     Office furniture and equipment                               1,004,140                   492,896
     Construction-in-progress                                     3,605,811                 1,238,814
                                                                 ----------                ----------
                                                                 14,156,132                 6,199,163

     Less-accumulated depreciation                                2,673,291                 1,723,444
                                                                 ----------                ----------
        Property and equipment, net                              11,482,841                 4,475,719
                                                                 ----------                ----------

INTANGIBLE ASSETS:
     Preopening costs, net                                          962,793                   179,415
     Equity in and advances to joint venture                        202,707                   172,597
     Liquor licenses, net                                           157,762                    53,460
     Other long-term assets                                          80,407                    25,302
     Goodwill, net                                                1,718,294                   197,731
                                                                 ----------                ----------
                                                                  3,121,963                   628,505
                                                                 ----------                ----------

TOTAL ASSETS                                                    $15,642,143               $18,154,458
                                                                 ==========                ==========

The  accompanying  notes are an integral  part of these  consolidated  financial statements.

                             THE ITALIAN OVEN, Inc.
                           Consolidated Balance Sheets


                                                                  June 30,                December 31,
                                                                     1996                     1995
                                                                 ----------                ----------
                                                                 (Unaudited)


    LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current portion of long-term debt                            $    57,555               $   176,962
   Notes payable                                                        -0-                   423,032
   Accounts payable                                               3,470,603                 1,586,940
   Deferred franchise and development revenue                     1,012,577                 1,264,577
   Reserve for store closing                                        444,057                   464,143
   Accrued payroll and other employee benefits                      778,336                   360,223
   Accrual for gift certificates outstanding                        250,105                   559,002
   Other accrued expenses                                           634,337                   450,741
                                                                 ----------                ----------
     Total current liabilities                                    6,647,570                 5,285,620
LONG-TERM LIABILITIES:
   Deferred franchise and development revenue                     1,427,000                 1,715,125
   Long-term debt                                                   147,553                   180,437
   Other long-term liabilities                                      421,841                   342,273
                                                                 ----------                ----------

     Total long-term liabilities                                  1,996,394                 2,237,835


SHAREHOLDERS' EQUITY:
   Common stock, par value $.01 per share-
     Authorized, 20,000,000 shares
     Issued, 4,386,912 shares                                        43,869                    43,509
   Additional paid-in-capital                                    22,186,204                22,006,566
   Warrants outstanding                                           1,975,000                 1,975,000
   Accumulated deficit                                          (16,975,526)              (13,162,704)
                                                                 ----------                ----------
                                                                  7,229,547                10,862,371
   Less-cost of common stock in treasury-
     22,921 shares                                                 (231,368)                 (231,368)
                                                                 ----------                ----------
     Total shareholders' equity                                   6,998,179                10,631,003
                                                                 ----------                ----------

 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                     $15,642,143               $18,154,458
                                                                 ==========                ==========

The  accompanying  notes are an integral  part of these  consolidated  financial statements.

                             THE ITALIAN OVEN, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                      Quarter Ended June 30,              Six Months Ended June 30,
                                                      ----------------------             -------------------------
                                                       1996             1995              1996               1995
                                                    ---------        ---------          ---------         ---------
REVENUE:
Restaurant sales                                $   4,752,965     $  2,430,101       $  7,848,484      $  4,869,309
Franchise and development fees                        237,000          232,832            756,125           883,832
Royalty fees                                          684,339          693,742          1,388,309         1,321,988
                                                    ---------        ---------          ---------         ---------
Total revenue                                       5,674,304        3,356,675          9,992,918         7,075,129

COSTS AND EXPENSES
Costs of restaurant sales                           1,315,957          644,767          2,132,132         1,309,897
Other restaurant expenses:
  Restaurant labor expenses                         1,986,545          858,023          3,321,045         1,764,159
  Occupancy and other costs                         1,362,289          598,241          2,135,638         1,236,646
General and administrative                          2,881,737        1,486,387          4,349,618         2,996,953
Provision for employment agreements                   445,000              -0-            445,000               -0-
Provision for losses on advances and loans
to related parties                                    732,450              -0-            732,450               -0-
Depreciation and amortization                         494,242          157,005            760,945           318,998
                                                    ---------        ---------          ---------         ---------
Total costs and expenses                            9,218,220        3,744,423         13,876,828         7,626,653
                                                    ---------        ---------         ----------         ---------

Loss from operations                              (3,543,916)        (387,748)        (3,883,910)         (551,524)

OTHER INCOME (EXPENSE):
Equity in loss of joint venture                       (8,525)         (34,054)           (28,933)          (65,541)
Interest income                                       34,512              -0-            173,984             2,637
Interest expense                                     (54,913)         (34,840)           (75,587)          (66,299)
Other income (expense), net                           (3,478)           14,043           ( 2,885)           25,855
                                                   ---------        ---------          ---------         ---------
Total other income (expense)                         (32,404)         (54,851)            66,579          (103,348)
                                                   ---------        ---------          ---------         ---------

Loss before taxes                                 (3,567,320)        (442,599)        (3,817,331)         (654,872)
PROVISION FOR INCOME TAXES                          (107,811)             -0-             (5,493)             (375)
                                                   ---------        ---------          ---------         ---------
Net loss                                          (3,684,131)        (442,599)        (3,822,824)         (655,247)
UNDECLARED DIVIDENDS ON
   PREFERRED STOCK                                       -0-          (53,221)               -0-          (107,503)
ACCRETION OF DISCOUNT ON
   PREFERRED STOCK                                       -0-           (1,139)               -0-            (2,279)
                                                   ---------        ---------          ---------         ---------
NET LOSS APPLICABLE TO COMMON STOCK               (3,684,131)       $(496,959)       $(3,822,824)        $(765,029)
                                                   =========        =========          =========         =========
NET LOSS PER COMMON SHARE                          $   (0.85)       $   (0.21)*       $    (0.88)      $     (0.32)*
                                                   =========        =========          =========         =========
SHARES USED IN COMPUTING   PER SHARE
AMOUNTS                                            4,351,991        2,067,168*         4,339,991         2,067,166*
                                                   =========        =========          =========         =========

* 1995 per share and share amounts are computed on a pro forma basis

The  accompanying  notes are an integral  part of these  consolidated  financial statements.

                             THE ITALIAN OVEN, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                Six Months Ended June 30,
                                                              ---------------------------
                                                                  1996            1995
                                                              -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                $ (3,822,824)   $   (655,247)
     Adjustments required to reconcile net loss to
       net cash used for operating activities-
           Depreciation and amortization                          760,945         318,998
           Bad debt expense and provision for losses              742,450             -0-
           Equity in loss of joint venture                         28,933          65,541
                                                              -----------     -----------
                                                                1,532,328         384,539

     Cash provided by (used for) working capital items-
           Receivables                                            368,910          93,843
           Inventories                                            (24,606)         46,445
           Prepaid expenses and other current assets              (65,746)       (124,690)
           Accounts payable                                     1,883,663         347,314
           Deferred franchise and development fees               (540,125)       (390,832)
           Accrued payroll and other employee benefits            418,113         (88,803)
           Change in gift certificates outstanding               (308,897)       (236,180)
           Other accrued expenses                                 183,596         115,888
           Other long-term liabilities and other                  (83,979)         84,876
                                                              -----------     -----------
             Cash provided by (used for) working
             capital items                                      1,830.929        (152,139)
                                                              -----------     -----------

           Net cash used for operating activities                (459,567)       (422,847)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Net acquisitions of property, equipment
           and liquor licenses                                 (6,355,159)       (650,166)
     Acquisition of franchise restaurants                      (2,534,500)            -0-
     Preopening costs                                          (1,008,295)        (63,427)
     Advances to joint venture                                    (59,043)        (34,995)
     Net increase in notes receivable from related parties       (290,201)            -0-
                                                              -----------     -----------
           Net cash used for investing activities             (10,247,198)       (748,588)

CASH FLOWS FROM FINANCING ACTIVITIES:
Notes payable borrowings                                              -0-       1,721,975
     Notes payable payments                                      (423,032)       (636,530)
     Long-term debt payments                                     (152,291)       (147,220)
                                                              -----------     -----------

           Net cash (used for) provided by
           financing activities                                  (575,323)        938,225
                                                              -----------     -----------

     Net decrease in cash and cash equivalents                (11,282,088)       (233,210)
     Cash and cash equivalents, beginning of period            11,425,916         349,711
                                                              -----------     -----------

     Cash and cash equivalents, end of period                $    143,828    $    116,501
                                                              ===========     ===========
     Supplemental disclosure of cash flow information:
           Interest paid                                     $     50,587    $     33,408
                                                              ===========     ===========
           Income taxes paid                                 $      5,493    $        375
                                                              ===========     ===========

The  accompanying  notes are an integral  part of these  consolidated  financial statements.

                             THE ITALIAN OVEN, Inc.
                   Notes to Consolidated Financial Statements
                                 August 19, 1996

1.       Basis of Presentation

         In the opinion of management, the accompanying consolidated financial statements contain all normal recurring adjustments necessary for a fair presentation. The results of operations for the quarter and six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

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

2.       Legal Proceedings

         In July and August 1996, the Company and certain of its current and former officers and directors and the managing underwriters for the Company's November 1995 initial public offering of common stock were named as defendants in three complaints (the "Class Action Suits@) filed in the United States District Court for the Western District of Pennsylvania by stockholders who purport to represent a class of stockholders who purchased shares of the Company's common stock during the Company's initial public offering or thereafter on the secondary market, all during the period from November 21, 1995 to June 24, 1996. The complaints allege, among other things, that the defendants caused, or controlled persons who caused, misrepresentations concerning the Company's business and affairs to be made in, or materially adverse information concerning the same to be omitted from, the Company's registration statement and prospectus in violation of the anti-fraud provisions of the Securities Act of 1933 and the Pennsylvania Securities Act. The plaintiffs are demanding unspecified damages plus interest, costs and attorney's fees. The Company believes that the allegations in the Class Action Suits are without merit and intends to vigorously defend the action.

         In April 1996, the Company, James A. Frye, a Director and formerly the Chairman and Chief Executive Officer of the Company, and his wife, Janice M. Frye, formerly the Vice President of Design of the Company, were named as defendants in a complaint filed in the United States District Court for the Western District of Pennsylvania (under the caption Bahl v. Frye) by four shareholders of the Company, Asish Bahl, Yashmeen Vij Bahl, Mohinder Bahl and Jerome Scherer. These shareholders allegedly purchased 17,000 shares of the Company's common stock at $10 per share and 11,000 shares of the Company's common stock at $20 per share from Mr. and Mrs. Frye prior to the Company's November 1995 initial public offering of Common Stock. The complaint alleges, among other things, that the defendants violated the anti-fraud provisions of the Securities Act of 1933, the Securities Exchange Act of 1934 and the Pennsylvania Securities Act and made common law fraudulent misrepresentations, all in connection with the sale to the plaintiffs of the Company's Common Stock. The plaintiffs are demanding damages in excess of $390,000, plus interest, costs and attorney's fees. The Company believes that the allegations in the complaint are without merit and intends to vigorously defend the action.

         In June 1996, the Company and James A. Frye, a Director and formerly the Chairman and Chief Executive Officer of the Company, were named as defendants in a complaint filed in the United States District Court for the Western District of Pennsylvania (under the caption Stein v. The Italian Oven, Inc.) by Steven Stein and Neal Holmes. These shareholders allegedly purchased 5,000 shares of the Company Common Stock from unspecified shareholders at $20 per share prior to the Company's November 1995 initial public offering of Common Stock. The complaint alleges, among other things, that the defendants made false statements and misrepresentations regarding the Company in violation of the anti-fraud provisions of the Securities Exchange Act of 1934. The plaintiffs are demanding unspecified damages plus interest, costs and attorney's fees. The Company believes that the allegations in the complaint are without merit and intends to vigorously defend the action. The Company has filed a motion to dismiss the case which is presently pending before the court.

         The Company and Mr. Frye are parties to an indemnification agreement under which Mr. Frye has agreed to indemnify the Company for claims arising from his sale of shares of the Company's Common Stock owned by him.

         The Company maintains Directors, Officers and Corporate Liability insurance coverage in the amount of $5 million with a deductible of $100,000. The policy provides coverage for securities claims, including defense costs, in excess of the deductible.


3.       Acquisition

         Effective April 29, 1996, the Company acquired the operating assets of four franchised restaurants in the western Pennsylvania market. The acquisition price was $2,534,500 in cash and 36,000 shares of the Company's Common Stock. The acquisition was accounted for as a purchase with the excess of the purchase price over fair market value of assets acquired being amortized on a straight-line basis over five years. The Company's consolidated results of operations include the operations of the four restaurants since the acquisition date.

         The following unaudited pro forma consolidated results of operations give effect to the above acquisition as though it had occurred on January 1, 1995.

                                                   Six Months Ended June 30,
                                                   -------------------------
                                                       1995          1996
                                                       ----          ----

                 Total Revenue                     $9,320,781    $11,282,513
                 Net Loss                            (648,364)    (4,021,044)
                 Net Loss per common share         $    (0.31)   $     (0.93)

         The unaudited pro forma information is not necessarily indicative either of results of operations that would have occurred had the purchase been made on January 1, 1995, or future results of operations of the combined companies.

         Effective as of July 29, 1996, the operating assets of two of these restaurants were sold by the Company. (See Note 5).


4.       Going Concern

         During the first six months of 1996, the Company has suffered losses from operations of $3,823,000. The Company has also utilized all of the cash proceeds from the initial public offering in November, 1995 ("IPO"), and has not been able to obtain alternate sources of financing to cover immediate and future cash needs for general operating purposes. At June 30, 1996, the current liabilities of the Company exceeded the current assets by $5,610,231. Also, at June 30, 1996, the Company had $3,606,000 in construction in progress for new restaurant sites, one of which was subsequently opened in July, 1996. No assurance can be given that the Company will obtain sufficient capital to complete the construction of these restaurants. The first six months of 1996 has shown a decrease in cash and cash equivalents of $11,282,000.

         These factors, among others, create a substantial doubt about the Company's ability to continue as a going concern.

         Management is attempting to resolve the current shortage of operation capital by selling certain assets, seeking alternate sources of financing and by restructuring the corporate functions in an effort to reduce general and administrative costs. There can be no assurance that the Company's efforts will be sufficient to enable the Company to continue as a going concern.


5.       Subsequent Event

         Effective July 29, 1996, in order to obtain cash for immediate operating needs, the Company sold the operating assets of the Company's Erie and Cranberry, Pennsylvania restaurants. These restaurants had been acquired by the Company in April 1996. The assets were sold pursuant to an Asset Purchase Agreement dated as of August 1, 1996 (the AAsset Purchase Agreement@) to Armstrong Restaurants, L.P. (AArmstrong@), a limited partnership affiliated with (i) a current franchisee of the Company, The Armstrong Group of Companies, (ii) a stockholder of the Company, Armstrong Holdings, Inc., and (iii) two of the Company's directors, Kirby Campbell and Dru Sedwick. As a result of the sale, the Company will record a loss from the transaction of approximately $554,000 in the third quarter of 1996.

         Under he terms of the Asset Purchase Agreement, Armstrong purchased these restaurant assets for aggregate consideration of $970,000, consisting of $800,000 in cash and the relinquishment of $170,000 in prepaid franchise fees under Armstrong's northeastern Ohio franchise development agreement. The selling price was determined on the basis of arm's length negotiations between the parties. To assist the Company in improving its cash position, the Asset Purchase Agreement required Armstrong to prepay at closing $300,000 in franchise royalties for these restaurants. The transaction was approved by the Board of Directors at a special meeting at which Mr. Sedwick was not present and Mr. Campbell abstained from voting due to his interest in the transaction.

         Under the terms of the Asset Purchase Agreement, Armstrong also agreed to waive its development rights to northeastern Ohio, preserving only a five year right of first refusal to match the terms of any development proposed by any other persons in that territory and certain other areas in Western Pennsylvania. Should Armstrong elect to develop a restaurant in any of the locations included in the right of first refusal, the Company must grant a credit or reduction of $10,000 toward the franchise fees payable as to each restaurant which Armstrong agrees to develop, such credit or reduction not to exceed $40,000 in the aggregate.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

Recent Developments.

The Company began to experience liquidity problems in the second quarter of 1996, following the use of all of the proceeds of the Company's initial public offering in November, 1995 (the "IPO") principally to acquire new restaurants and for working capital purposes. The Company was negatively impacted by weaker than projected sales in the first six months of 1996 due, in part, to adverse weather conditions in the first quarter.

The Company's cash position was further impacted by net amounts advanced to James A. Frye, a Director of the Company and formerly its Chairman and Chief Executive Officer, of $435,000 at June 24, 1996. The Board has made demand of Mr. Frye to repay all outstanding amounts. Since that date, Mr. Frye has repaid $103,000 but has failed to repay the balance (as of August 19, 1996) of $332,000 despite the Company's demand for repayment in full. The Company has fully reserved for this outstanding balance.

In addition, PNC Bank, National Association terminated its credit agreement (the "Credit Agreement") with the Company in June 1996. The Credit Agreement had provided for a line of credit to the Company up to $2,500,000. However, the Company had never satisfied the requirements necessary to draw funds under the Credit Agreement, and, consequently, no funds were outstanding under the Credit Agreement when it was terminated.

On June 24, 1996, the Board engaged Cornerstone Capital Advisors, Ltd. ("Cornerstone") as the Company's interim manager to seek to improve the Company's liquidity. Mr. Frye relinquished the day-to-day responsibilities of his office to Cornerstone on that date. In addition, the Company promoted Michael Understein, formerly the Company's Senior Vice President of Operations, to Chief Operating Officer. Subsequently, on July 10, 1996, Mr. Frye was terminated by the Board as the Company's Chairman and Chief Executive Officer. Thereafter, J. Garvin Warden, a principal of Cornerstone, was appointed as the Company's Interim Chief Executive Officer.

In an effort to reduce overhead costs, in July 1996, the Company terminated (or suspended without pay) 10 employees at its Latrobe, Pennsylvania headquarters, representing approximately 25% of the corporate staff of the Company immediately prior to the reductions. In addition, the Company is seeking to improve its cash position through the development and implementation of cost reduction plans. The Company has also entered into agreements with various landlords to defer lease rentals until September 1996, has obtained the assurances of certain contractors to forbear in seeking to collect amounts due for the construction of restaurant improvements and has entered into an agreement with its principal restaurant supplier, as described below.

On July 30, 1996, the Company reached agreement with Mid-Central Sysco Food Services, Inc. and Deaktor/Sysco Food Services Company (collectively, "Sysco") to continue supplying food and restaurant supplies to the Company's restaurants, to document the terms of repayment of existing and future payables and to collateralize these obligations. In this connection, the Company delivered its demand promissory note to Sysco in the original principal amount of $1,088,000 (the "Sysco Note"). The Sysco Note, which bears interest at the per annum rate of 6% (subject to an 18% default rate), provides for five daily installment payments per week of $30,000 through December 30, 1996, with all outstanding indebtedness due and payable on December 31, 1996. The Sysco Note evidences existing payables and will evidence future purchases by the Company from Sysco.

The Sysco Note is collateralized by a Security Agreement dated July 30, 1996 under which the Company granted to Sysco a security interest in substantially all of the Company's assets. The Sysco Note is further collateralized by the Collateral Assignment of Trademarks, Copyrights and Licenses dated July 30, 1996 under which the Company collaterally assigned to Sysco substantially all of its intellectual property, including rights to the name "The Italian Oven."

In addition, effective July 29, 1996, in order to obtain cash for immediate operating needs, the Company sold the operating assets of the Company's Erie and Cranberry, Pennsylvania restaurants. These restaurants had been acquired by the Company in April 1996. The assets were sold pursuant to an Asset Purchase Agreement dated as of August 1, 1996 (the "Asset Purchase Agreement") to Armstrong Restaurants, L.P. ("Armstrong"), a limited partnership affiliated with
(i) a current franchisee of the Company, The Armstrong Group of Companies, (ii) a stockholder of the Company, Armstrong Holdings, Inc., and (iii) two of the Company's directors, Kirby Campbell and Dru Sedwick. As a result of the sale, the Company will record a loss from the transaction of approximately $554,000 in the third quarter of 1996.

Under the terms of the Asset Purchase Agreement, Armstrong purchased these restaurant assets for aggregate consideration of $970,000, consisting of $800,000 in cash and the relinquishment of $170,000 in prepaid franchise fees under Armstrong's northeastern Ohio franchise development agreement. The selling price was determined on the basis of arm's length negotiations between the parties. The transaction was approved by the Board of Directors at a special meeting at which Mr. Sedwick was not present and at which Mr. Campbell abstained from voting due to his interest in the transaction.

The Erie and Cranberry, Pennsylvania restaurants will be operated by Armstrong as franchised restaurants. To assist the Company in improving its cash position, the Asset Purchase Agreement required Armstrong to prepay at closing $300,000 in franchise royalties for these restaurants.

Under the terms of the Asset Purchase Agreement, Armstrong also agreed to waive its development rights to northeastern Ohio, preserving only a five year right of first refusal to match the terms of any development proposed by any other persons in that territory and certain other areas in Western Pennsylvania. Should Armstrong elect to develop a restaurant in any of the locations included in the right of first refusal, the Company must grant a credit or reduction of $10,000 toward the franchise fees payable as to each restaurant which Armstrong agrees to develop, such credit or reduction not to exceed $40,000 in the aggregate.

Management  believes  that the funds made  available  through  the sale of these restaurant assets to Armstrong, together with revenues from operations, will enable the Company to meet its cash requirements through the end of 1996 so long as (i) trade and construction creditors continue to agree to the deferral of certain trade and construction debt (currently aggregating approximately $1 million), or (ii) the Company is successful in obtaining alternate sources of financing. The Company has engaged Wheat, First Securities, Inc. to assist and advise the Company in seeking to obtain suitable financing of up to $4 million and to explore potential strategic partnerships.

No assurance can be given that the Company's creditors will continue to forbear in demanding payment or that Wheat, First Securities, Inc. will be successful in obtaining suitable financing or partnership opportunities. Furthermore, the statement that the Company expects to have sufficient funds to continue in operation through the balance of 1996 (pending the satisfaction of either of the stated conditions) is a forward looking statement. As described in Note 4 to the consolidated financial statements, a substantial doubt exists as to the Company's ability to continue as a going concern. Other factors which could prevent the Company from being able to satisfy its cash requirements for the balance of 1996 include (but are not limited to) the following:

      (i) Restaurant revenues and/or profits being lower than projected by management for the balance of 1996 as a result of changes in consumer tastes, adverse weather conditions (as has been the case during the first quarter of 1996), increased competition in the casual dining sector, adverse publicity concerning the Company's operations (which management believes may have had an impact on sales in the Pittsburgh metropolitan area market), or higher restaurant operating costs due to factors such as labor shortages or increases in food or supply costs;


      (ii) There being fewer franchised store openings than projected by management due to the inability of developers to obtain needed financing, or due to the decisions of developers to delay or terminate plans to open new restaurants as a result of their incurring losses from existing franchised restaurants (as has been the case with certain developers during the first six months of 1996), with the attendant loss to the Company of royalties from franchised restaurant sales and of the ability to recognize income from franchise fees; or

      (iii) The Company being unable to sell the number of new franchises projected by management, with the attendant loss to the Company of cash flow from franchise and development fees payable prior to the opening of new restaurants.

As reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1995, the Company anticipated that it would open or acquire 20-28 restaurants with the net proceeds of the IPO and revenues from operations. The Company will be opening or acquiring fewer restaurants than had been targeted. During the first six months of 1996, the Company opened nine new Company-owned restaurants, acquired the leasehold interests and operating assets of six restaurants (three of which have been converted into The Italian Oven restaurants, two of which are expected to be so converted subject to receipt of necessary financing of approximately $650,000 and one of which is being held for sale) and acquired the operating assets of four franchised restaurants currently in operation (two of which were subsequently sold to meet the Company's immediate cash needs (see Note 5 to the notes to the consolidated financial statements)). One additional new Company-owned restaurant was opened in July 1996, and the Company expects to open another Company-owned restaurant in the fourth quarter of 1996.

Results of Operations


The following table sets forth the percentage relationship of certain income statement data to total revenues, except as otherwise indicated:

                                            Quarter ended      Six Months ended
                                               June 30,            June 30,
                                          ----------------     ----------------
                                           1996      1995       1996     1995
                                          -----     -----      -----     -----
CONSOLIDATED STATEMENTS
OF OPERATIONS DATA:
Revenue:
     Restaurant sales                      83.8%     72.4%      78.5%     68.8%
     Franchise and development fees         4.2%      6.9%       7.6%     12.5%
     Royalty fees                          12.0%     20.7%      13.9%     18.7%
                                          -----     -----      -----     -----
                                          100.0%    100.0%     100.0%    100.0%

Costs and Expenses
     Cost of restaurant sales (1)          27.7%     26.5%      27.2%     26.9%
     Other restaurant expenses:
       Restaurant labor expenses(1)        41.8%     35.3%      42.3%     36.2%
       Occupancy and  other costs(1)       28.7%     24.6%      27.2%     25.4%
     General and administrative            50.8%     44.3%      43.5%     42.4%
     Reserves                              20.9%      0.0%      11.8%      0.0%
     Depreciation and amortization          8.7%      4.7%       7.6%      4.5%
Total operating expenses                  162.5%    111.6%     138.9%    107.8%
Loss from operations                      (62.5)%   (11.5)%    (38.9)%    (7.8)%
Net interest income (expense)               (.4)%    (1.0)%      1.0%     (1.0)%
Provision for income taxes                 (1.9)%     0.0%       (.1)%     0.0%
Net loss                                  (64.9)%   (13.2)%    (38.3)%    (9.3)%

(1)    As a percentage of restaurant sales.


Quarter Ended June 30, 1996 Compared to the Quarter Ended June 30, 1995.

Revenues. Total revenue increased by $2,318,000 to $5,674,000 or 69.0% for the quarter ended June 30, 1996, compared to the quarter ended June 30, 1995. Restaurant sales at Company-owned restaurants increased $2,323,000 to $4,753,000 or 95.6% for the quarter ended June 30, 1996, compared to the same period in 1995. These increases were largely the result of the addition of 14 Company-owned restaurants during 1996. Restaurant sales for same Company-owned restaurants declined by 6.6% during the second quarter in 1996 compared to the same quarter in 1995. Management believes that this decline is due to a number of factors, including industry-wide declines in restaurant sales and price increases implemented by the Company early in the second quarter of 1996. Franchise and development fees increased by $4,000 or 1.8% for the quarter ended June 30, 1996, compared to the quarter ended June 30, 1995. This increase was primarily due to the opening of six franchised restaurants during the second quarter of 1996 compared to three in the second quarter of 1995 and $65,000 in revenues related to the termination of development agreements in 1995.

Royalties decreased by $9,000 to $684,000 or 1.4% for the quarter ended June 30, 1996, compared to the quarter ended June 30, 1995. This decrease was principally due to same restaurant sales being down 5.9% for franchised restaurants of the quarter ended June 30, 1996, compared to the second quarter of 1995.

Costs and expenses. Cost of restaurant sales at Company-owned restaurants increased by $671,000 to $1,316,000 or 104.1% for the quarter ended June 30, 1996, compared to the quarter ended June 30, 1995, principally due to the addition of fourteen Company-owned restaurants during 1996. Cost of restaurant sales increased as a percentage of restaurant sales by 0.9% to 27.3% for the same restaurants open during both periods due to a decrease in sales.

Labor expenses at Company-owned restaurants increased from 35.3% to 41.8% as a percentage of restaurant sales for the quarter ended June 30, 1996, compared to the quarter ended June 30, 1995, for the same restaurants open during both periods. The percentage increase in labor costs is principally attributable to lower restaurant sales for the quarter ended June 30, 1996, compared to the same period in 1995, resulting in increased management labor costs as a percent of restaurant sales. Occupancy and other costs at Company-owned restaurants increased as a percentage of restaurant sales from 24.6% to 28.7% for the quarter ended June 30, 1996, compared to the same period in 1995, principally due to the start-up costs associated with the addition of 14 restaurants.

General and administrative. General and administrative expenses increased by $1,395,000 to $2,882,000 or 93.9% for the quarter ended June 30, 1996, compared to the quarter ended June 30, 1995. These increases were due primarily to the opening of four Company-owned restaurants, the acquisition of four franchised restaurants and the opening of six franchised restaurants during the second quarter of 1996. During the second quarter, the Company also recorded non-recurring charges of $100,000 related to the Class Action Suits (See Note 2 to the consolidated financial statements), non-recurring charges of $150,000 for additional Workers Compensation accruals and charges of $483,000 for supplier contracts the Company does not believe it can fulfill.

Provisions for losses. The Company has recorded non-recurring charges during the quarter ended June 30, 1996 of $777,000 to reserve for employment agreements related to three Company officers that were terminated and for advances made to the Company's former Chairman and Chief Executive Officer.

The Company also reserved $400,000 for a loan previously made to The Italian Oven National Advertising Fund, Inc.

Depreciation and amortization. Depreciation and amortization expenses increased by $337,000 to $494,000 or 214.8% for the quarter ended June 30, 1996, compared to the quarter ended June 30, 1995. This increase was primarily due to the addition of fourteen Company-owned restaurants during 1996.

Income Taxes. During the quarter ended March 31, 1996, the Company, under the provisions of SFAS 109 recorded a tax benefit and related deferred tax asset of $105,000. This amount was reversed in the quarter ended June 30, 1996, when it was determined more likely than not that the asset would not be realizable.

Six Months Ended June 30, 1996 Compared to the Six Months Ended June 30, 1995.

Revenues. Total revenue increased by $2,918,000 to $9,993,000 or 41.2% for the six months ended June 30, 1996, compared to the six months ended June 30, 1995. Restaurant sales at Company-owned restaurants increased $2,979,000 to $7,848,000 or 61.2% for the six months ended June 30, 1996, compared to the same period in 1995. These increases were largely the result of the addition of fourteen Company-owned restaurants during 1996. Restaurant sales for same Company-owned restaurants declined by 7.8% during the period in 1996 compared to the same period in 1995. Management believes that this decline is due to a number of factors, including adverse weather conditions in the first quarter of 1996, industry-wide declines in restaurant sales, and price increases implemented by the Company early in the second quarter of 1996.

Franchise and development fees decreased by $128,000 or 14.4% for the six months quarters ended June 30, 1996, compared to the six months ended June 30, 1995. This decrease was primarily due to the opening of seven franchised restaurant during 1996 compared to eleven in 1995.

Royalties increased by $66,000 to $1,388,000 or 5.0% for the six months ended June 30, 1996, compared to the six months ended June 30, 1995. This increase was principally due to 78 franchised restaurants being in operation at the end of the second quarter of 1996 compared to 72 franchised restaurants at the end of the second quarter of 1995.

Costs and expenses. Cost of restaurant sales at Company-owned restaurants increased by $822,000 to $2,132,000 or 62.8% for the six months ended June 30, 1996, compared to the six months ended June 30, 1995, principally due to the opening of fourteen additional Company-owned restaurants during 1996, and increased as a percentage of restaurant sales by only .3% to 27.2% for the same restaurants open during both periods, principally due to more favorable contract terms and volume discounts on product purchases.

Labor expenses at Company-owned restaurants increased from 36.4% to 38.8% as a percentage of restaurant sales for the six months ended June 30, 1996, compared to the six months ended June 30, 1995, for the same restaurants open during both periods. Occupancy and other costs at Company-owned restaurants increased as a percentage of restaurant sales from 25.4% to 27.2% for the six months ended June 30, 1996, compared to the same period in 1995, principally due to the start-up costs associated with the addition of 14 restaurants.

General and administrative. General and administrative expenses increased by $1,353,000 to $4,350,000 for the six months ended June 30, 1996, compared to the same period in 1995. These increases were due primarily to the opening of four Company-owned restaurants, the acquisition of four franchised restaurants and the opening of seven franchised restaurants in 1996. The Company, in 1996, also recorded non-recurring charges of $100,000 related to the Class Action Suits (See Note 2 to the consolidated financial statements), non-recurring charges of $150,000 for additional Workers Compensation accruals and charges of $483,000 for supplier contracts the Company does not believe it can fulfill.

Provisions for losses. During the six months ended June 30, 1996, the Company has recorded non-recurring charges to reserve for employment agreements related to three Company officers that were terminated and for advances made to the Company's former Chairman and Chief Executive Officer.

The Company also reserved $400,000 for a loan previously made to The Italian Oven National Advertising Fund, Inc.

Depreciation and amortization. Depreciation and amortization expenses increased by $442,000 to $761,000 or 138.5% for the six months ended June 30, 1996, compared to the six months ended June 30, 1995. This increase was primarily due to the addition of fourteen Company-owned restaurants during 1996.

Interest income. Interest income increased by $171,000 for the six months ended June 30, 1996, compared to the six months ended June 30, 1995. This increase was due to the investment income earned on the net proceeds of the Company's IPO in November 1995.

Liquidity and Capital Resources
The following table presents a summary of the Company's cash flows for the periods:

                                                 Six Months ended June 30,
                                               ----------------------------
                                                     1996             1995
                                                     ----             ----

Net cash used for operating activities         $   (459,567)   $   (422,847)
Net cash used for investing activities          (10,247,198)       (748,588)
Net cash (used for) provided by financing
  activities                                       (575,323)        938,225
                                               ------------    ------------

Net decrease in cash and cash equivalents      $(11,282,088)   $   (233,210)
                                               ============    ============

During the six months ended June 30, 1996, the Company has suffered losses from operations of $3,823,000. The Company has also utilized all of the cash proceeds from the IPO, and has not been able to obtain alternate sources of financing to cover immediate and future cash needs for general operating purposes. The first six months of 1996 have shown a decrease in cash and equivalents of approximately $11,282,000. Also unpaid, professional bills total $300,000.

See also "Recent Developments" in this Item 2.

                           PART II --OTHER INFORMATION

Item 1.  Legal Proceedings

In July and August 1996, the Company and certain of its current and former officers and directors and the managing underwriters for the Company's November 1995 initial public offering of common stock were named as defendants in three complaints (the "Class Action Suits@) filed in the United States District Court for the Western District of Pennsylvania by stockholders who purport to represent a class of stockholders who purchased shares of the Company's common stock during the Company's initial public offering or thereafter on the secondary market, all during the period from November 21, 1995 to June 24, 1996. The complaints allege, among other things, that the defendants caused, or controlled persons who caused, misrepresentations concerning the Company's business and affairs to be made in, or materially adverse information concerning the same to be omitted from, the Company's registration statement and prospectus in violation of the anti-fraud provisions of the Securities Act of 1933 and the Pennsylvania Securities Act. The plaintiffs are demanding unspecified damages plus interest, costs and attorney's fees. The Company believes that the allegations in the Class Action Suits are without merit and intends to vigorously defend the action.

In April 1996, the Company, James A. Frye, a Director and formerly the Chairman and Chief Executive Officer of the Company, and his wife, Janice M. Frye, formerly the Vice President of Design of the Company, were named as defendants in a complaint filed in the United States District Court for the Western District of Pennsylvania (under the caption Bahl v. Frye) by four shareholders of the Company, Asish Bahl, Yashmeen Vij Bahl, Mohinder Bahl and Jerome Scherer. These shareholders allegedly purchased 17,000 shares of the Company's common stock at $10 per share and 11,000 shares of the Company's common stock at $20 per share from Mr. and Mrs. Frye prior to the Company's November 1995 initial public offering of Common Stock. The complaint alleges, among other things, that the defendants violated the anti-fraud provisions of the Securities Act of 1933, the Securities Exchange Act of 1934 and the Pennsylvania Securities Act and made common law fraudulent misrepresentations, all in connection with the sale to the plaintiffs of the Company's Common Stock. The plaintiffs are demanding damages in excess of $390,000, plus interest, costs and attorney's fees. The Company believes that the allegations in the complaint are without merit and intends to vigorously defend the action.

In June 1996, the Company and James A. Frye, a Director and formerly the Chairman and Chief Executive Officer of the Company, were named as defendants in a complaint filed in the United States District Court for the Western District of Pennsylvania (under the caption Stein v. The Italian Oven, Inc.) by Steven Stein and Neal Holmes. These shareholders allegedly purchased 5,000 shares of the Company Common Stock from an unspecified shareholders at $20 per share prior to the Company's November 1995 initial public offering of Common Stock. The complaint alleges, among other things, that the defendants made false statements and misrepresentations regarding the Company in violation of the anti-fraud provisions of the Securities Exchange Act of 1934. The plaintiffs are demanding unspecified damages plus interest, costs and attorney's fees. The Company believes that the allegations in the complaint are without merit and intends to vigorously defend the action. The Company has filed a motion to dismiss the case which is presently pending before the court.

The Company and Mr. Frye are parties to an indemnification agreement under which Mr. Frye has agreed to indemnify the Company for claims arising from his sale of shares of the Company's Common Stock owned by him, as is the case in the Bahl action.

The Company maintains Directors, Officers and Corporate Liability insurance coverage in the amount of $5 million with a deductible of $100,000. The policy provides coverage for securities claims, including defense costs, in excess of the deductible.

The Company is a party to routine contract, negligence and employment-related litigation matters in the ordinary course of its business. No such pending matters, individually or in the aggregate, if adversely determined, are believed by management to be material to the business, results of operations or financial condition of the Company.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits


      10.1 Asset Purchase Agreement dated as of August 1, 1996 by and between the Company and Armstrong Restaurants, L.P. (included as an exhibit to the Current Report on Form 8-K of the Company dated August 16, 1996 and incorporated by reference herein).


      10.2 Demand Note dated July 30, 1996 from the Company to Deaktor/Sysco Food Services Company and Mid-Central Sysco Food Services, Inc. (collectively, "Sysco") in the original principal amount of $1,088,000.

      10.3 Security Agreement dated July 30, 1996 from the Company in favor of Sysco.

      10.4 Collateral Assignment of Trademarks, Copyrights and Licenses dated July 30, 1996 from the Company in favor of Sysco.

      10.5 Engagement letter dated June 21, 1996 between the Company and Cornerstone Capital Advisors, Ltd.

      10.6 Employment Agreement dated June 21,1996 between the Company and Michael Understein.

      11.1         Calculation of Net Loss Per Common Share.

      99.1         Complaint captioned Smitzer v. The Italian Oven, Inc., et al.
                   filed July 2, 1996 in the U.S. District Court for the Western District of Pennsylvania, Civil Action No. 961248.


(b)  Reports on Form 8-K

During the quarter ended June 30, 1996, the Company filed a Current Report on Form 8-K dated May 9, 1996 and Amendment No. 1 to Current Report on Form 8-K/A dated May 16, 1996, each of which related to the Company's acquisition of the operating assets of four franchised restaurants in Western Pennsylvania.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        THE ITALIAN OVEN, Inc.


                                        By: /s/ Gary L. Steib
                                            ____________________________
 Dated: August 19, 1996                         Gary L. Steib
                                                Vice President of Finance,
                                                Chief Financial Officer
                                                and Treasurer