Form 10-K/A
period 1995-12-31
ITALIAN OVEN INC
filed 1996-10-11
CIK 933425

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                 Amendment No. 1
                                       on
                                   FORM 10-K/A

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
        For the fiscal year ended December 31, 1995, or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
        For the transition period from _________ to ___________


                         Commission file number 0-27182

                             The Italian Oven, Inc.
             (Exact name of registrant as specified in its charter)

           Pennsylvania                                25-1624305
    ----------------------------           ---------------------------------
   (State or other jurisdiction           (I.R.S. Employer Identification No.)
   of incorporation or organization)

      Eleven Lloyd Avenue, Latrobe, PA                     15650
      --------------------------------------              --------
     (Address of principal executive offices)            (Zip code)

Registrant's telephone number, including area code:  (412) 537-5380

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

           Class
----------------------------
Common stock, $.01 par value

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

State the aggregate market value of the voting stock held by nonaffiliates of the registrant at March 28, 1996: $21,905,401.25

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                              Outstanding at March 28, 1996
----------------------------                     -----------------------------
Common stock, $.01 par value                              4,327,991

Documents Incorporated by Reference: None

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information presented in this Item 7 is as set forth in the original Form 10-K of the Company filed with the Securities and Exchange Commission on March 30, 1996, except for such changes as required by the Securities and Exchange Committee, principally relating to the disconsolidation of the results of operations in connection with the Company's 50% investment in joint ventures, and, accordingly, this information speaks as of such date. Subsequent developments in the Company's financial condition have, in the opinion of the Company's independent accountants, created a substantial doubt about the Company's ability to continue as a growing concern. See Note 19 to the Consolidated Financial Statements.

Overview and Business Strategy

         The Italian Oven owns, operates and franchises Italian-style family-oriented casual dining restaurants in 16 states in the Mid-Atlantic, Midwest, Southeast and Southwest Regions of the United States and in Australia. The first Company-owned restaurant opened in 1989, and the first franchised restaurant opened in 1991. As of March 28, 1996, there were 95 The Italian Oven restaurants in operation, consisting of 16 Company-owned and 78 franchised restaurants.

         On November 27, 1995, the Company completed its initial public offering (the "IPO") of 2,700,000 shares of its Common Stock, of which 485,115 shares were sold by an existing shareholder. The Company intends to utilize the net proceeds of the IPO (after the payment of offering expenses, the repayment of certain indebtedness, the repurchase of certain stock held by one shareholder and the reserve of certain funds for working capital purposes) to open additional Company-owned restaurants. Prior to the IPO, the Company's strategy was to seek growth principally though the development of franchised restaurants. The Company had originally intended to open 28-32 restaurants using the net proceeds of the IPO and operating revenues from existing restaurants; however, revenues during the first quarter of 1996 were lower than anticipated. Consequently, management has revised its business strategy to include the opening of larger, free standing restaurants. Accordingly, the Company now anticipates that it will open or acquire 20-28 restaurants using the net proceeds of the IPO, available operating revenues and financing proceeds.

         In respect of the free standing restaurants, the Company entered into an agreement, subject to certain conditions, to acquire six Black-eyed Pea restaurants in the Kansas City metropolitan area, which are to be converted into Company-owned The Italian Oven restaurants if this transaction is consummated. Five of these restaurants are free standing. The larger restaurants are expected to cost approximately $800,000 per restaurant to open, as compared to approximately $500,000 previously budgeted for smaller strip center locations (excluding pre-opening expenditures and landlord contributions, if any). Management estimates that the average investment for Company-owned restaurants opened or acquired in 1996 will be approximately $625,000 per restaurant.

         The Company capitalizes restaurant pre-opening expenditures for Company-owned restaurants and amortizes such costs over a 12-month period following the restaurant's opening. Pre-opening expenditures consist of direct costs related to hiring and training the initial workforce and other direct costs associated with opening new restaurants. These costs have averaged approximately $68,000 per restaurant opened during the past two years.

         The Company has also entered into an agreement, subject to certain conditions , to acquire four existing franchised restaurants in Pennsylvania (three in the Pittsburgh metropolitan area and one in Erie) from the operator of these restaurants. The Company has also entered into a non-binding letter of intent to acquire another franchised restaurant in the Pittsburgh metropolitan area along with a liquor license for neighboring Beaver County, Pennsylvania, in which the Company plans to develop one or more additional restaurants if the transaction is consummated.

         The Company's revenues are derived from (i) sales from Company-owned restaurants; (ii) royalties from franchised restaurants; and (iii) franchise and development fees. Revenues derived from franchise and development fees are recognized when the franchised restaurant commences operations or upon partial or complete cancellation of the development agreement. If a development agreement is terminated, any remaining deferred revenue is recognized as income.

         Generally,  the Company  receives  development fees for each restaurant subject to development at the time of the execution of new development agreements and, upon receipt, such fees are initially classified as deferred revenues. Revenues derived from initial franchise fees and area development fees are not recognized by the Company until the franchised restaurant commences operations or the development agreement is terminated, in whole or in part. If a development agreement is terminated, any remaining deferred revenue is recognized as income by the Company. As a result, a comparison of the results of operations for certain quarterly and annual periods may not be meaningful.

         Costs of restaurant sales include food, paper and beverage costs. Other restaurant expenses consist primarily of costs of labor, maintenance, utilities, direct advertising, rent, real estate taxes and insurance. Many of these costs have fluctuated in recent years and can be expected to fluctuate in the future, and certain costs, particularly paper costs, have increased. However, competitive pressures may prevent the Company from raising its menu prices to recover increased costs. All costs associated with selling franchise and development rights to an exclusive area and opening franchised restaurants are expensed as incurred and are included in general and administrative expenses.

         Revenues generated by the restaurant associated with The Italian Oven University and Continuing Education Center, which are not significant in relation to total revenues, are not included in restaurant sales or total revenue, and are not used for the purpose of comparing results of Company-owned restaurants from period to period. Such revenues are netted against the costs associated with such operations and are recorded as general and administrative expenses.

Results of Operations

         The following table sets forth the percentage relationship of certain income statement data to total revenues, except as otherwise indicated.

                                                     Year Ended December 31,
                                                  ----------------------------

                                                   1993      1994        1995
                                                  ------    ------      ------

CONSOLIDATED STATEMENTS
OF OPERATIONS DATA:
Revenue:
    Restaurant sales .......................       71.9%      74.4%      71.3%
    Franchise and development fees .........       10.9%       7.7%       9.6%
    Royalty fees ...........................       17.2%      17.9%      19.1%
                                                  -----      -----      -----

                                                  100.0%     100.0%     100.0%
Costs and Expenses:
    Cost of restaurant sales(1) ............       30.3%      27.1%      26.5%
    Other restaurant expenses:
        Restaurant labor expenses(1) .......       34.8%      37.2%      37.7%
        Occupancy and other costs(1) .......       24.9%      25.0%      24.4%
    General and administrative .............       52.1%      51.7%      48.6%
    Depreciation and amortization ..........        4.0%       5.3%       5.0%
Total operating expenses ...................      120.7%     123.3%     116.8%
Loss from operations .......................      (20.7%)    (23.3%)    (16.8%)
Net interest expense .......................       (2.7%)     (1.3%)     (1.2%)
    Net loss ...............................      (23.2%)    (25.5%)    (36.4%)

(1) As a percentage of restaurant sales.


         1995 Compared to 1994

         Revenues. Total revenue increased by $2,890,000 to $14,386,000 or 25.1% for 1995 compared to 1994, primarily due to an increase in the number of Company-owned and franchised restaurants open. Restaurant sales at Company-owned restaurants increased $1,709,000 to $10,260,000 or 20.0% for 1995 compared to 1994. This increase was largely the result of the opening of two additional Company-owned restaurants during 1994 and 1995 and the acquisition of two franchised restaurants by the Company in the second quarter of 1994. Restaurant sales for same Company-owned restaurants increased by $117,000 to $7,810,000 or 15.2% for 1995 compared to 1994.

         Franchise and development fees increased by $499,000 to $1,381,000 or 56.6% for 1995 compared 1994. This increase was primarily due to the recognition of deferred revenues as income due to the termination of development agreements and prepaid franchise fees totaling $540,000 during 1995 compared to $240,000 during 1994, and to the opening of five more franchised restaurants during 1995 than were opened during 1994.

         Royalties increased by $683,000 to $2,745,000 or 33.1% for 1995 compared to 1994. This increase was due to 81 franchised restaurants being in operation at the end of 1995 compared to 61 franchised restaurants in operation at the end of 1994.

         Costs and expenses. Cost of restaurant sales at Company-owned restaurants increased by $407,000 to $2,727,000 or 17.5% for 1995 compared to 1994, principally due to the opening of two additional Company-owned restaurants during 1994 and 1995 and the acquisition of two franchised restaurants by the Company in the second quarter of 1994, but decreased as a percentage of restaurant sales by 0.5% to 26.6% for the same restaurants open during both periods, due to more favorable contract terms and volume discounts on food.

         Labor expenses at Company-owned restaurants increased from 35.4% to 36.0% as a percentage of restaurant sales for 1995 compared to 1994 for the same restaurants open during both periods. Occupancy and other costs at same Company-owned restaurants decreased as a percentage of restaurant sales for same restaurants open during both periods from 24.3% to 23.9% for 1995 compared to 1994.

         General and administrative expenses increased by $1,050,000 to $6,989,000 or 17.7% for 1995 compared to 1994 due to the addition of senior management, the expansion of corporate headquarters and the reserve for a store closing and other nonrecurring items. Excluding the reserve for store closing and other nonrecurring items, general and administrative expenses declined as a percent of total revenue to 44.1% for 1995 from 51.7% in 1994.

         Depreciation and amortization expenses increased by $116,000 to $720,000 or 19.2% for 1995 compared to 1994. This increase was due to the opening of two additional Company-owned restaurants during 1994 and 1995 and the acquisition of two franchised restaurants by the Company in the second quarter of 1994.

         Net interest expense increased by $31,000 to $176,000 for 1995 compared to 1994. This expense is expected to decrease further in the short term as the Company is using a portion of the net proceeds of the IPO to prepay existing indebtedness, but may increase in the future if the Company borrows under its revolving line of credit.

         Net Operating Loss Carryforwards. At December 31, 1995, the Company had available net operating loss carryforwards for Federal income tax purposes of approximately $6.2 million. These loss carryforwards expire at various dates through 2010. Ownership changes that have occurred, including those in connection with the IPO, limit the utilization of the net operating loss carryforward in any year. Based upon a preliminary estimate, the net operating loss that can be utilized in any year will not exceed $980,000. See Note 14 of the Notes to the Consolidated Financial Statements of the Company.

         1994 Compared to 1993

         Revenues. Total revenue increased by $2,790,000 to $11,496,000 or 32.0% for 1994 compared to 1993, primarily due to an increase in the number of Company-owned and franchised restaurants. Restaurant sales at Company-owned restaurants increased $2,293,000 to $8,551,000 or 36.6% for 1994 compared to 1993. This increase was largely the result of the opening of one additional Company-owned restaurant and the acquisition of two franchised restaurants by the Company during 1994. Restaurant sales for same Company-owned restaurants increased by $241,000 to $7,692,000 or 3.2% for 1994 compared to 1993.

         Franchise and development fees decreased by $68,000 to $882,000 or 7.2% for 1994 compared to 1993. This decrease was primarily due to the recognition as income of deferred revenues due to the termination of development agreements and prepaid franchise fees totaling $240,000 in 1994 compared to $253,000 in 1993, and to the opening of 17 franchised restaurants in 1994 compared to the opening of 22 franchised restaurants in 1993.

         Royalties increased by $565,000 to $2,062,000 or 37.7% for 1994 compared to 1993. This increase was due to there being 61 franchised restaurants in operation at the end of 1994 compared to 46 franchised restaurants in operation at the end of 1993 and a 1.0% increase in restaurant sales for franchised restaurants open during both periods.

         Costs and expenses. Cost of restaurant sales at Company-owned restaurants increased by $425,000 to $2,320,000 or 22.4% for 1994 compared to 1993 due to the opening of one additional Company-owned restaurant and two franchised restaurants acquired by the Company, but decreased as a percentage of restaurant sales to 27.1% in 1994 from 30.0% in 1993 for the same restaurants open during both periods due to more favorable contract terms and volume discounts on food and paper products. Food and beverage costs increased at Company-owned restaurants from $1,619,000 to $1,980,000 for 1994 compared to 1993.

         Labor expenses at Company-owned restaurants increased from 31.7% to 34.1% as a percentage of restaurant sales for 1994 compared to 1993 for the same restaurants open during both periods, principally due to increased worker's compensation costs. Occupancy and other costs at same Company-owned restaurants open during both periods increased as a percentage of restaurant sales from 24.1% to 24.3% for 1994 compared to 1993.

         General and administrative expenses increased by $1,405,000 to $5,939,000 or 31.0% for 1994 compared to 1993 due to the addition of senior management and the expansion of corporate headquarters and represented a 4.2% increase as a percentage of total revenue for 1994 compared to 1993.

         Depreciation and amortization expenses increased by $263,000 to $604,000 or 77.2% for 1994 compared to 1993. This increase was due to the opening of one additional Company-owned restaurant and two franchised restaurants acquired by the Company.

         Net interest expense decreased by $102,000 to $145,000 for 1994 and declined as a percentage of total revenue to 1.3% for 1994 from 2.8% for 1993 due primarily to the Company's receipt of proceeds from the sale of stock to Armstrong.

Liquidity and Capital Resources

         The following table presents a summary of the Company's cash flows for the periods presented in thousands:

                                                    Year Ended December 31,
                                                ------------------------------
                                                   1993       1994       1995
                                                --------   --------   --------
Net cash used for operating activities ......   $ (1,034)  $   (217)  $ (1,061)
Net cash used for investing activities ......       (784)    (1,773)    (2,809)
Net cash provided by financing activities ...      1,438      2,229     14,946
                                                --------   --------   --------
Net (decrease) increase in cash .............   $   (380)  $    239   $ 11,076
                                                ========   ========   ========


         On November 27, 1995, the Company completed its IPO. The Company sold 2,700,000 shares of its Common Stock (including 485,115 shares sold by an existing shareholder of the Company). The Company intends to utilize the net proceeds of the IPO (after the payment of offering expenses, the repayment of certain indebtedness, the repurchase of certain stock held by one shareholder and the reserve of certain funds for working capital purposes) to open additional Company-owned restaurants. Prior to the IPO, the Company's strategy was to seek growth principally though the development of franchised restaurants. The Company had originally intended to open 28-32 restaurants using the net proceeds of the IPO and operating revenues from existing restaurants; however, revenues during the first quarter of 1996 were lower than anticipated. Consequently, management has revised its business strategy to include the opening of larger, free standing restaurants. Accordingly, the Company now anticipates that it will open or acquire 20-28 restaurants using the net proceeds of the IPO, available operating revenues and financing proceeds. See "Overview and Business Strategy" in this Item 7.

         The cash investment for the one new restaurant opened by the Company during 1995 was $492,000, with a cost for leasehold improvements of $69 per square foot and for equipment of $181,000. The Company expects that restaurants opening in 1996 will have an average cost of $600,000, with a cost for leasehold improvements of $65 per square foot and for equipment of $175,000 per restaurant.

         In 1995, the Company entered into a credit agreement with PNC Bank, National Association ("Credit Agreement") for a line of credit in the principal amount of the lesser of $2,500,000 or the borrowing base. The borrowing base is calculated on the basis of a percentage of certain current assets of the Company, the aggregate of which is currently greater than $2,500,000. The Credit Agreement provides that advances will bear interest at a rate the greater of the prime rate or 1/2% in excess of the weighted average Federal funds rate. The Company does not currently satisfy the financial conditions necessary to enable it to draw funds under the Credit Agreement, although it anticipates that it will do so beginning in the third quarter. In order to draw funds under the Credit Agreement, the Company must maintain net income plus income tax expense and total interest expense ranging from $100,000 per month in March 1996 to $400,000 per month in September 1996. The Credit Agreement matures on November 15, 1996. The lender has not agreed to an extension of the maturity and the Company has not identified an alternative source of financing.

         The statements, and like statements elsewhere in this Report, that the Company expects to open or acquire 20-28 restaurants using the net proceeds of the IPO, available operating revenues and financing proceeds, and to be able to draw funds under the Credit Agreement are forward looking statements. Factors which could prevent the Company from realizing its objective of opening or acquiring 20-28 restaurants include (i) restaurant revenues and/or profits being lower than projected by management as a result of changes in consumer tastes, adverse weather conditions (as has been the case during the first quarter of 1996), increased competition in the casual dining sector or unfavorable economic conditions generally, (ii) there being fewer franchised store openings than projected by management due to the inability of developers to obtain needed financing or the decisions of developers to delay or terminate plans to open new restaurants as a result of poor sales, the failure to achieve profitability or other factors (as has been the case with certain developers during the first quarter of 1996), with the attendant loss to the Company of royalties from franchised restaurant sales and of the ability to recognize income from franchise fees, (iii) the Company being unable to sell the number of new franchises projected by management, with the attendant loss to the Company of cash flow from franchise fees payable prior to the opening of new restaurants,
(iv) restaurant opening costs being higher than projected by management due to increased competition for new restaurant sites or higher than anticipated construction costs, or (v) restaurant operating costs being higher than projected by management due to factors such as labor shortages in particular markets or increases in the cost of food or paper products.

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



Seasonality

         Although the Company's limited operating history makes predicting future trends difficult, The Italian Oven restaurants have generally experienced slightly lower net sales in the fourth quarter.

Inflation

     The Company does not believe that inflation has materially affected earnings. Substantial increases in costs, particularly labor, employee benefits or food costs which the Company cannot pass along in increased prices, could have a significant impact on the Company.

Accounting Pronouncements

         In March 1995, the Financial Accounting Standard Board ("FASB") issued SFAS No. 121 - "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 121 requires that the carrying value of long-lived operating assets, when determined to be impaired, be adjusted so as not to exceed the estimated undiscounted cash flows provided by such asset. SFAS No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of in future periods. In October 1995, the FASB issued SFAS No. 123- "Accounting for Stock-Based Compensation". SFAS No. 123 recommends, but does not require, that companies change their method of accounting for stock-based compensation plans to one that attributes compensation costs equal to the fair value of a stock-based compensation arrangement over the periods service is rendered that qualifies an employee to receive such compensation. Companies not electing to change their method of accounting are required, among other things, to provide additional disclosures which in effect restate a company's results for comparative periods as if the new method of accounting had been adopted. The Company will be subject to the provisions of SFAS No. 121 and SFAS No. 123 in 1996, however, the Company does not believe that the adoption of either of the new accounting pronouncements will have a material effect on its financial condition or results of its operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA


Index to Financial Statements


The Italian Oven, Inc.                                    Page



Report of Independent Public Accountants                    12


Consolidated Balance Sheets
   December 31, 1994 and 1995 ........................      13

Consolidated Statements of Operations
   for the years ended December 31, 1993,
   1994 and 1995 .....................................      16

Consolidated  Statements of Mandatory
   Redeemable Equity and Shareholders'
   Equity (Deficit) for the years ended
   December 31, 1993, 1994 and 1995 ..................      18

Consolidated Statements of Cash Flows
   for the years ended December 31, 1993,
   1994 and 1995 .....................................      22

Notes to Consolidated Financial Statements ...........      24

                             THE ITALIAN OVEN, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1994 AND 1995
                             TOGETHER WITH REPORT OF
                         INDEPENDENT PUBLIC ACCOUNTANTS

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders,
The Italian Oven, Inc.:

We have audited the accompanying consolidated balance sheets of The Italian Oven, Inc. (a Pennsylvania corporation) as of December 31, 1994 and 1995, and the related consolidated statements of operations, mandatory redeemable equity and shareholders' (deficit) equity and cash flows for each of the three years in the period ended December 31, 1995. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Italian Oven, Inc. as of December 31, 1994 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

As discussed further in Note 19, subsequent to February 6, 1996, the date of our original report, the Company has incurred a loss from operations during the six months ended June 30, 1996, and utilized funds available for acquisitions, building Company-owned stores and loans to its Chairman. As of June 30, 1996, based on unaudited financial statements, the Company's current liabilities exceeded its current assets by $5,610,000. These factors, among others, as described in Note 19, create a substantial doubt about the Company's ability to continue as a going concern and an uncertainty as to the recoverability and classification of recorded asset amounts and the amounts and classification of liabilities. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The financial statement schedule for each of the three years in the period ended December 31, 1995, listed in Item 14.(d), is presented for purposes of complying with the Securities and Exchange Commission's rules and regulations under the Securities Exchange Act of 1934 and is not otherwise a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Pittsburgh, Pennsylvania,
February 6, 1996

                             THE ITALIAN OVEN, INC.
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1994 AND 1995

                                                       1994            1995
                                                   -----------     -----------
                                  ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                       $   349,620     $11,425,916
   Receivables, net of allowance
     of $35,000 and $85,000, respectively              528,469         844,163
   Notes receivable from related parties                  --           442,249
   Inventories                                         165,800         286,427
   Prepaid expenses and other current assets            34,911          51,479
                                                   -----------     -----------

                  Total current assets               1,078,800      13,050,234

PROPERTY AND EQUIPMENT:
   Restaurant equipment                              1,774,348       2,010,179
   Building and leasehold improvements               1,979,704       2,357,273
   Office furniture and equipment                      398,830         492,896
   Construction-in-progress                               --         1,238,814
                                                   -----------     -----------

                                                     4,152,882       6,099,162

   Less- Accumulated depreciation                    1,208,783       1,723,444
                                                   -----------     -----------

                  Property and equipment, net        2,944,099       4,375,718

INTANGIBLE ASSETS:
   Preopening costs, net                                76,658         179,415
   Equity in/advances to joint venture                 304,729          10,958
   Liquor licenses, net                                 29,361          53,460
   Other long-term assets                               39,464          25,302
   Goodwill, net                                       260,506         197,731
                                                   -----------     -----------

                                                       710,718         466,866
                                                   -----------     -----------

TOTAL ASSETS                                       $ 4,733,617     $17,892,818
                                                   ===========     ===========

The accompanying notes are an integral part of these consolidated financial statements.

                             THE ITALIAN OVEN, INC.
                     CONSOLIDATED BALANCE SHEETS (Continued)
                           DECEMBER 31, 1994 AND 1995


                                                       1994            1995
                                                   -----------     -----------
LIABILITIES, MANDATORY REDEEMABLE EQUITY
AND SHAREHOLDERS'(DEFICIT) EQUITY
----------------------------------------

CURRENT LIABILITIES:
   Current portion of long-term debt                $   274,007   $   176,962
   Notes payable                                           --         423,032
   Accounts payable                                     633,856     1,586,940
   Deferred franchise and development fees
      and other deferred revenue                      1,112,077     1,264,577
   Reserve for store closing                               --         464,143
   Accrued payroll and other employee benefits          501,019       360,223
   Accrual for gift certificates outstanding            453,241       559,002
   Other accrued expenses                               202,942       450,741
                                                    -----------   -----------
          Total current liabilities                   3,177,142     5,285,620

LONG-TERM LIABILITIES:
   Deferred franchise and development fees revenue    2,421,957     1,715,125
   Long-term debt                                       392,717       180,437
   Subordinated debt                                    500,000          --
   Other long-term liabilities                          209,506       342,273
                                                    -----------   -----------
Total long-term liabilities                           3,524,180     2,237,835
                                                    -----------   -----------

Total liabilities                                     6,701,322     7,523,455

COMMITMENTS AND CONTINGENCIES

MANDATORY REDEEMABLE EQUITY:
Mandatory redeemable 6% preferred stock,
    par value $10 per share-
      Authorized, 500,000 shares at
        December 31, 1994, and 96,771
        shares at December 31, 1995
      Issued and outstanding, 353,229 shares
        at December 31, 1994                          3,675,999          --

Common stock subject to rescission -
      50,000 shares at December 31, 1994                500,000          --
                                                    -----------   -----------
Total mandatory redeemable equity                     4,175,999          --

SHAREHOLDERS' (DEFICIT) EQUITY:
   Common stock, par value $.01 per share-
     Authorized, 20,000,000 shares
     Issued, 1,581,614 shares at
     December 31, 1994, and 4,350,912 shares
     at December 31, 1995                                15,816        43,509
   Additional paid-in capital                         2,342,430    22,053,222
   Warrants outstanding                                    --       1,975,000
   Accumulated deficit                               (8,001,950)  (13,471,000)
                                                    -----------   -----------
                                                     (5,643,704)   10,600,731

   Less - Common stock subject to rescission           (500,000)         --

   Less - Cost of common stock in treasury-
     No shares at December 31, 1994, and
     22,921 shares at December 31, 1995                   --        (231,368)
                                                    -----------   -----------
          Total shareholders' (deficit) equity       (6,143,704)   10,369,363
                                                    -----------   -----------

TOTAL LIABILITIES, MANDATORY REDEEMABLE EQUITY
AND SHAREHOLDERS' (DEFICIT)EQUITY                   $ 4,733,617  $ 17,892,818
                                                    ===========   ===========

The accompanying notes are an integral part of these consolidated financial statements.

                             THE ITALIAN OVEN, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1994 AND 1995

                                                      1993            1994             1995
                                                  ------------    ------------     ------------
REVENUE:
   Restaurant sales                               $  6,258,508    $  8,551,277     $ 10,260,296
   Franchise and development fees                      949,584         881,965        1,380,757
   Royalty fees                                      1,497,469       2,062,353        2,744,572
                                                  ------------    ------------     ------------
          Total revenue                              8,705,561      11,495,595       14,385,625

COSTS AND EXPENSES:
   Costs of restaurant sales                         1,895,510       2,320,327        2,726,963
   Other restaurant expenses -
     Restaurant labor expenses                       2,179,018       3,181,629        3,865,014
     Occupancy and other costs                       1,555,806       2,133,142        2,499,678
                                                  ------------    ------------     ------------
                                                     3,734,824       5,314,771        6,364,692
General and administrative -
   Administrative labor expenses                     2,238,352       3,014,879        3,292,971
   Other general and administrative                  2,135,677       2,619,364        2,818,848
   Professional fees to a related party                160,375         304,837          236,301
   Provision for store closing and other
   nonrecurring items                                     --              --            640,548
                                                  ------------    ------------     ------------
                                                     4,534,404       5,939,080        6,988,668
Depreciation and amortization                          340,906         604,009          719,741
                                                  ------------    ------------     ------------
Total costs and expenses                            10,505,644      14,178,187       16,800,064
                                                  ------------    ------------     ------------

Loss from operations                                (1,800,083)     (2,682,592)      (2,414,439)

OTHER INCOME (EXPENSE):
   Equity in loss of joint venture                    (130,769)       (135,995)        (454,866)
   Interest income                                       6,266          29,697           76,135
   Interest expense                                   (253,066)       (174,643)        (252,058)
   Inducement to convert preferred stock
       to common stock                                    --              --         (2,246,664)
   Other income (expense), net                         162,990          44,076           51,324
                                                  ------------    ------------     ------------
Total other income (expense)                          (214,579)       (236,865)      (2,826,129)
                                                  ------------    ------------     ------------

Loss before taxes                                   (2,014,662)     (2,919,457)      (5,240,568)
PROVISION FOR INCOME TAXES                              (1,410)        (10,727)          (1,191)
                                                  ------------    ------------     ------------

Net loss                                            (2,016,072)     (2,930,184)      (5,241,759)

UNDECLARED DIVIDENDS ON PREFERRED STOCK                 (7,984)       (161,937)        (201,079)
ACCRETION OF DISCOUNT ON PREFERRED STOCK                (1,520)         (4,558)         (26,212)
                                                  ------------    ------------     ------------
NET LOSS APPLICABLE TO COMMON STOCK               $ (2,025,576)   $ (3,096,679)    $ (5,469,050)
                                                  ============    ============     ============

PRO FORMA NET LOSS PER COMMON SHARE                               $      (1.42)    $      (2.24)
                                                                  ============     ============
SHARES USED IN COMPUTING PRO FORMA
PER SHARE AMOUNTS                                                    2,065,923        2,336,048
                                                                  ============     ============

The accompanying notes are an integral part of these consolidated financial statements.

                             THE ITALIAN OVEN, INC.
             CONSOLIDATED STATEMENTS OF MANDATORY REDEEMABLE EQUITY
                       AND SHAREHOLDERS' (DEFICIT) EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1994 AND 1995

                                                                              Mandatory Redeemable Equity
                                                        ---------------------------------------------------------------------------
                                                                                                                             Total
                                                     Shares      Amount     Shares     Amount      Stock     Common Stock  Mandatory
                                                                                                Subscription  Subject to  Redeemable
                                                                                                 Receivable   Rescission     Equity
                                                    --------  ----------  ---------  ----------  ----------  ----------  ----------

BALANCE, December 31, 1992                              --      $   --     $   --          --      $   --      $   --      $   --
Common stock issued as compensation                     --          --         --          --          --          --          --
Preferred stock issued                                53,229     500,000       --          --          --          --       500,000
Preferred stock subscription                            --          --      300,000   3,000,000  (3,000,000)       --          --
Accretion of discount on preferred stock                --         1,520       --          --          --          --         1,520
Subordinated debt converted to common stock             --          --         --          --          --          --          --
Investment by co-venturer in
  The Italian Oven of Charlotte                         --          --         --          --          --          --          --
Net loss                                                --          --         --          --          --          --          --
Cumulative dividends on preferred stock                 --         7,984       --          --          --          --         7,984
                                                    --------  ----------  ---------  ----------  ----------  ----------  ----------

BALANCE, December 31, 1993                            53,229     509,504    300,000   3,000,000  (3,000,000)       --       509,504
Common stock issued as compensation                     --          --         --          --          --          --          --
Preferred stock subscription                         300,000   3,000,000   (300,000) (3,000,000)  3,000,000        --     3,000,000
Accretion of discount on preferred stock                --         4,558       --          --          --          --         4,558
Subordinated debt converted to
  common stock subject to rescission                    --          --         --          --          --       500,000     500,000
Common stock issued in acquisition
  of co-venturer's interest                             --          --         --          --          --          --          --
Net loss                                                --          --         --          --          --          --          --
Cumulative dividends on preferred stock                 --       161,937       --          --          --          --       161,937
                                                    --------  ----------  ---------  ----------  ----------  ----------  ----------

BALANCE, December 31, 1994                           353,229   3,675,999       --          --          --       500,000   4,175,999
Common stock issued                                     --          --         --          --          --          --          --
Conversion of preferred stock to common stock       (403,229) (4,403,290)      --          --          --          --    (4,403,290)
Reacquisition of outstanding shares                     --          --         --          --          --          --          --
Accretion of discount on preferred stock                --        26,212       --          --          --          --        26,212
Conversion of common stock subject to rescission        --          --         --          --          --      (500,000)   (500,000)
Subordinated debt converted to preferred stock        50,000     500,000       --          --          --          --       500,000
Common stock issued in initial public offering          --          --         --          --          --          --          --
Warrants issued                                         --          --         --          --          --          --          --
Net loss                                                --          --         --          --          --          --          --
Cumulative dividends on preferred stock                 --       201,079       --          --          --          --       201,079
                                                    --------  ----------  ---------  ----------  ----------  ----------  ----------

BALANCE, December 31, 1995                              --      $   --     $   --      $   --      $   --      $   --      $   --
                                                    ========  ==========  =========  ==========  ==========  ==========  ==========

The accompanying notes are an integral part of these consolidated financial statements.

                             THE ITALIAN OVEN, INC.
             CONSOLIDATED STATEMENTS OF MANDATORY REDEEMABLE EQUITY
                 AND SHAREHOLDERS' (DEFICIT) EQUITY (Continued)
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1994 AND 1995

                                                                     Shareholders' (Deficit) Equity
                              ------------------------------------------------------------------------------------------------------
                                 Shares   Amount    Additional  Warrants   Accumulated    Common                          Total
                                                      Paid-in  Outstanding   Deficit       Stock      Treasury Stock   Shareholders'
                                                      Capital                           Subject to  ----------------    (Deficit)
                                                                                        Rescission  Shares    Amount      Equity
                               -----------------------------------------------------------------------------------------------------

BALANCE, December 31, 1992     1,434,600 $ 14,346 $   835,845    $   --   $ (2,879,695)  $    --       --    $   --      (2,029,504)
Common stock issued
  as compensation                  5,100       51      25,449        --           --          --       --        --          25,500
Preferred stock issued              --       --          --          --           --          --       --        --            --
Preferred stock subscription        --       --          --          --           --          --       --        --            --
Accretion of discount
  on preferred stock                --       --          --          --         (1,520)       --       --        --          (1,520)
Subordinated debt converted
  to common stock                 63,427      634     499,366        --           --          --       --        --         500,000
Investment by co-venturer
  in The Italian Oven
  of Charlotte                      --       --        55,250        --           --          --       --        --          55,250
Net loss                            --       --          --          --     (2,016,072)       --       --        --      (2,016,072)
Cumulative dividends
 on preferred stock                 --       --          --          --         (7,984)       --       --        --          (7,984)
                               -----------------------------------------------------------------------------------------------------
BALANCE, December 31, 1993     1,503,127   15,031   1,415,910        --     (4,905,271)       --       --        --      (3,474,330)
Common stock issued
  as compensation                 10,000      100     149,900        --           --          --       --        --         150,000
Preferred stock subscription        --       --          --          --           --          --       --        --            --
Accretion of discount
  on preferred stock                --       --          --          --         (4,558)       --       --        --          (4,558)
Subordinated debt
  converted to common stock
  subject to rescission           50,000      500     499,500        --           --      (500,000)    --        --            --
Common stock issued in
  acquisition of
  co-venturer's interest in
  The Italian Oven of Raceway     18,487      185     277,120        --           --          --       --        --         277,305
Net loss                            --       --          --          --     (2,930,184)       --       --        --      (2,930,184)
Cumulative dividends
  on preferred stock                --       --          --          --       (161,937)       --       --        --        (161,937)
                               -----------------------------------------------------------------------------------------------------
BALANCE, December 31, 1994     1,581,614   15,816   2,342,430        --     (8,001,950)   (500,000)    --        --      (6,143,704)
Common stock issued                4,002       40      79,960        --           --          --       --        --          80,000
Conversion of preferred
  stock  to common stock         550,411    5,504   4,397,786        --           --          --       --        --       4,403,290
Reacquisition of
  outstanding shares                --       --          --          --           --          --    (22,921) (231,368)     (231,368)
Accretion of discount
   on preferred stock               --       --          --          --        (26,212)       --       --        --         (26,212)
Conversion of common stock
  subject to rescission             --       --          --          --           --       500,000     --        --         500,000
Subordinated debt converted
  to preferred stock                --       --          --          --           --          --       --        --            --
Common stock issued in
  initial public offering      2,214,885   22,149  15,233,046        --           --          --       --        --      15,255,195
Warrants issued                     --       --          --     1,975,000         --          --       --        --       1,975,000
Net loss                            --       --          --          --     (5,241,759)       --       --        --      (5,241,759)
Cumulative dividends
  on preferred stock                --       --          --          --       (201,079)       --       --        --        (201,079)
                               -----------------------------------------------------------------------------------------------------
BALANCE, December 31, 1995     4,350,912 $ 43,509 $22,053,222  $1,975,000 $(13,471,000)  $    --    (22,921) $(231,368) $10,369,363
                               =====================================================================================================

Accompanying notes are an integral part of these consolidated financial statements.

                             THE ITALIAN OVEN, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1994 AND 1995

                                                         1993             1994           1995
                                                     ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                          $ (2,016,072)   $ (2,930,184)   $ (5,241,759)

   Adjustments required to reconcile net loss to
    net cash used for operating activities -
     Depreciation and amortization                        340,906         604,009         719,741
     Bad debt expense                                       7,000          25,000          50,000
     Equity in loss of joint venture                      130,769         135,995         454,866
     Common stock issued as compensation                   25,500         150,000            --
     Loss on sale of property and equipment                13,497            --              --
     Provision for store closing                             --              --           464,146
     Inducement to convert preferred stock to
          common stock                                       --              --         2,246,664
                                                     ------------    ------------    ------------

                                                          517,672         915,004       3,935,417
Cash provided by (used for) working capital items-
   Receivables                                           (141,145)        251,564        (365,694)
   Inventories                                            (40,343)          7,309        (120,627)
   Prepaid expenses and other current assets               45,584           1,244         (16,568)
   Other long-term assets                                     606         (14,648)          4,422
   Accounts payable                                      (361,461)        (20,313)        953,084
   Deferred franchise and development fees and
     other deferred revenue                               533,166       1,095,035        (554,332)
   Accrued payroll and other employee benefits             71,934         277,295        (140,796)
   Change in gift certificates outstanding                197,294         141,054         105,761
   Other accrued expenses                                 128,457         (14,455)        247,799
   Other long-term liabilities                             30,303          74,442         132,767
                                                     ------------    ------------    ------------

Cash provided by working capital items                    464,395       1,798,527         245,816
                                                     ------------    ------------    ------------

Net cash used for operating activities                 (1,034,005)       (216,653)     (1,060,526)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net acquisitions of property, equipment,
     liquor licenses and license agreement               (517,500)     (1,285,543)     (1,991,296)
   Preopening costs                                      (104,014)       (189,040)       (214,408)
   Advances to joint venture                             (162,431)       (249,978)       (161,095)
   Acquisition of joint venture                              --          (139,435)           --
   Investment by co-venturer                                 --            90,655            --
   Net increase in notes receivable
     from related parties                                    --              --          (442,249)
                                                     ------------    ------------    ------------

Net cash used for investing activities                   (783,945)     (1,773,341)     (2,809,048)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from initial public offering                 --              --        15,255,195
   Collection of subscription receivable                     --         3,000,000            --
   Issuance of redeemable preferred stock                 500,000            --              --
   Issuance of common stock                                  --              --            80,000
   Subordinated debt borrowings                           500,000            --              --
   Notes payable borrowings                               809,500         819,754       1,661,452
   Notes payable payments                                (579,138)     (1,330,000)     (1,741,452)
   Note payable borrowings from related parties           215,262       1,258,246         241,650
   Note payable payments to related parties               (11,904)     (1,409,055)       (241,650)
   Long-term debt borrowings                              311,891         215,000            --
   Long-term debt payments                               (307,530)       (324,638)       (309,325)
                                                     ------------    ------------    ------------

Net cash provided by financing activities               1,438,081       2,229,307      14,945,870
                                                     ------------    ------------    ------------

Net (decrease) increase in cash and cash                 (379,869)        239,313      11,076,296
equivalents

CASH AND CASH EQUIVALENTS, beginning of year              490,176         110,307         349,620
                                                     ------------    ------------    ------------

CASH AND CASH EQUIVALENTS, end of year               $    110,307    $    349,620    $ 11,425,916
                                                     ============    ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
     Interest paid                                   $    239,268    $    137,007    $    310,866
                                                     ============    ============    ============

     Income taxes paid                               $      1,410    $     10,727    $      1,191
                                                     ============    ============    ============

     Noncash financing activities-
       Purchase of treasury stock
          with  notes payable                        $       --      $       --      $    231,368
                                                     ============    ============    ============


The accompanying notes are an integral part of these consolidated financial statements.

                             THE ITALIAN OVEN, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION:

Nature of Business

The Italian Oven, Inc. (the Company) owns, operates and franchises Italian-style, family-oriented casual dining restaurants in 17 states (at year-end) in the Mid-Atlantic, Midwest, Southeast and Southwest Regions of the United States and in Australia.

                                                       1994        1995
                                                      ------      ------

    Number of unopened restaurants
      covered by executed development
      or franchise agreements                              336          361
                                                    ==========  ===========

    Number of restaurants open -
    Franchised                                              61           81
    Company owned                                           11           11
    Joint ventures                                           2            2
                                                    ----------  -----------

    Total                                                   74           94
                                                    ==========  ===========

During 1994, the Company exercised its option to purchase the rights, title and interest of the co-venturer in The Italian Oven of Dublin for cash consideration of $139,425.

In August 1994, the Company purchased all of the rights, title and interest of the co-venturer in The Italian Oven of Raceway in exchange for 18,487 shares of stock valued at $277,305.

These transactions resulted in consideration paid in excess of the fair value of assets acquired of $188,805. Such excess is classified as goodwill in the accompanying consolidated balance sheets.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The consolidated financial statements are prepared in conformity with generally accepted accounting principles.

Principles of Consolidation

The consolidated financial statements include the accounts of The Italian Oven, Inc. The Company operates on a 52-53 week fiscal year ending the last Sunday in December. This report reflects the Company's year-end as of December 31 for consistency of reference. The Company's 1993 fiscal year ended on December 26, 1993, its 1994 fiscal year ended on December 25, 1994, and its 1995 fiscal year ended on December 31, 1995. These fiscal periods were comprised of 52, 52 and 53 weeks, respectively.

Investments in other than wholly-owned and majority owned subsidiaries include one 50% owned subsidiary in 1995 and two 50% owned subsidiaries in 1994, all of which are carried at equity.

Franchising Operations - Domestic

The Company grants franchising rights under a development agreement to open and operate a specified number of restaurants in an exclusive geographic area. An initial development fee of $10,000 for each planned restaurant site within the geographic area is payable in full upon execution of the agreement. Each franchised restaurant opened under a development agreement requires an initial franchise fee of $29,500.

Franchised restaurants opened which are not part of a development agreement require an initial franchise fee of $39,500.

The Company is obligated, in accordance with the terms of the franchise agreement, to provide the following supervision, assistance and services: prototype store design, training and preopening assistance, site location, an operations manual, continuing assistance and initial advertising, promotion and materials.

A monthly royalty of 4% and a National  Advertising Fund contribution of 1% (see
Note 4) are payable based upon franchise restaurant sales.

Franchising Operations - International

The Company grants franchising rights under a development agreement to open and operate a specified number of restaurants in an exclusive geographic area. Franchise and development fees totaling $39,500 are required for each franchised restaurant opened.

The Company is obligated in accordance with the terms of the franchise agreement, to provide the following supervision, assistance and services: prototype store design, initial training and preopening assistance, site review, an operations manual and continuing assistance.

A monthly royalty of 2% is payable to the Company based upon franchise restaurant sales. No contribution to the National Advertising Fund is required.

Franchise and Development Costs and Revenue Recognition

All costs associated with selling an exclusive area and a franchise are expensed as incurred. Revenue derived from initial franchise fees and area development fees is recognized when the franchise store commences operations or upon partial or complete cancellation of the agreement. If a development agreement is terminated, any remaining deferred revenue is recognized as income. Royalties are recognized in the period when related franchisee revenue is generated. Revenue from Company-operated restaurants is recognized in the period of the related restaurant sales.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The majority of cash and cash equivalents is on deposit at one bank.

Inventories

Inventories, which consist of food and beverages, retail gift items and paper supplies, are stated at the lower of cost (first-in, first-out method) or market.

Property, Equipment and Leasehold Improvements

Purchased property, equipment and leasehold improvements are recorded at cost and include expenditures for additions and major improvements. Leased equipment is stated at the present value of the minimum lease payments required during the lease period, less accumulated depreciation. Maintenance and repairs which are not considered to extend the useful lives of assets are charged to operations as incurred.

Depreciation is computed using accelerated and straight-line methods over estimated useful lives of five to 31.5 years for leasehold improvements and three to seven years for furniture and office and restaurant equipment. Upon disposition, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is reflected in income (loss) for the period.

Amortization

Liquor licenses and goodwill arising from the acquisition of joint ventures are being amortized on a straight-line basis over five years.

Preopening costs, which consist primarily of salaries, rent and other direct expenses relating to the setup, training and general management activities incurred prior to the opening of new Company owned stores, are amortized on a straight-line basis over one year, beginning when the new store commences operations.

Income Taxes

Income taxes are provided on the basis of items included in the income statements and thus include the effects of temporary differences between reported and taxable earnings.

The Company follows  Statement of Financial  Accounting  Standards No. 109 (SFAS
109), "Accounting for Income Taxes." SFAS 109 requires the use of an asset and liability method of accounting for current and expected future tax consequences of events that have been recognized in the financial statements or tax returns (see Note 14).

Pro Forma Net Loss Per Share

Pro forma net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the respective periods after giving retroactive adjustment for the conversion of all of the Company's preferred stock (including that acquired through the exercise of the preferred stock warrant), accretion and cumulative unpaid dividends to common stock. Historical earnings per share are not deemed meaningful due to the significant change in the Company's capital structure which occurred in connection with the initial public offering (see Note 17). Pursuant to the Securities and Exchange Commission Staff Accounting Bulletin No. 83 (Bulletin No. 83), common stock and common stock equivalent shares which were issued or became issuable during the 12 months immediately preceding the initial public offering have been included in the calculation as if they were outstanding for all periods presented using the treasury stock method and the initial public offering price per share (see
Note 17). The weighted average computation does not include the effect of common stock equivalents issued more than one year prior to the initial public offering, as these are antidilutive during periods of losses and are not subject to inclusion per Bulletin No. 83.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Prior Year Presentation

Certain prior year amounts have been reclassified where necessary to conform to the current year presentation.

3.       INTANGIBLE ASSETS:

Intangible assets and related accumulated amortization are as follows:

                                                  1994
                           ---------------------------------------------------
                                               Accumulated
                                Cost          Amortization         Net Balance
                           ---------------- ------------------ ---------------

   Goodwill                  $  319,504       $   58,998         $  260,506
   Preopening costs             189,040          112,382             76,658
   Liquor licenses               77,604           48,243             29,361

                                                   1995
                            --------------------------------------------------
                                                Accumulated       Net Balance
                                 Cost          Amortization
                           ---------------- ------------------ ---------------

     Goodwill                 $  319,504         $  121,773       $  197,731
     Preopening costs            214,408             34,993          179,415
     Liquor licenses             114,354             60,894           53,460

The Company evaluates the recoverability of intangible assets, including goodwill, at each balance sheet date based on forecasted future operations and undiscounted cash flows exclusive of capital investments and other subjective criteria. Based upon this information, management believes that the carrying amount of these intangible assets will be realizable over the respective amortization periods.

4.       NATIONAL ADVERTISING FUND:

The Company administers a National Advertising Fund (the Fund) to which both Company owned and franchised restaurants make contributions based on individual franchise agreements (currently 1% of revenues). Collected amounts are spent primarily on developing marketing and advertising materials for use systemwide. Such amounts are segregated from the cash resources of the Company, and the activity of the Fund is accounted for separately and not included in the accompanying consolidated financial statements.

During 1994, the Company borrowed a total of $69,000 from the Fund. All such borrowings were repaid by the Company in the same year.

During 1995, the Company loaned $589,012 to the Fund. As of December 31, 1995, the unpaid balance on these borrowings was $404,012. The Company has expensed $56,562 of this amount, which represents the estimated portion of the unpaid balance to be contributed by the Company in the future (see Note 15).

5.       NOTES PAYABLE:

The Company issued a promissory note for $423,032 in conjunction with its initial public offering, which was repaid by the Company in January 1996 (see
Note 17).

The Company maintained various lines of credit throughout 1995, with interest rates ranging from prime rate to prime rate plus 2.5%. The maximum borrowings outstanding at any month-end during 1995 were $1,000,000.

As of December 31, 1995, the Company had $2,500,000 available under a line of credit which expires November 15, 1996. This line of credit became available to the Company after its initial public offering. Interest is payable on any borrowings at the greater of the weighted average federal funds rate plus .5% or prime rate. There were no outstanding borrowings under this line of credit as of December 31, 1995. As of December 31, 1995, the Company was not in compliance with certain financial covenants (including those related to maintaining minimum levels of earnings and tangible net worth, as defined) as required under the terms of this line of credit. The Company has obtained waivers of these events of default through February 29, 1996; however, until the Company complies with these covenants or obtains additional waivers beyond February 29, 1996, borrowings under this line of credit are not permitted.

6.       LONG-TERM DEBT:

Long-term debt consisted of the following:

                                                         1994          1995
                                                     ------------ ------------

      Various capital lease obligations and
      installment notes payable, which
      were repaid in 1995.                            $  123,898   $        -

      Various capital lease  obligations due
      to a shareholder in varying monthly
      installments,  interest  ranging  from
      8% to  20.01%  through  1996.  The
      obligations are collateralized by
      the property obtained under the  leases.           217,327       98,343


      Note payable - due in equal monthly
      installments,  including  interest at
      the U.S.  Treasury  Bill June  auction
      average  rate plus 4.5%  (9.53% at
      December 31, 1994, and 9.88% at
      December 31, 1995). The note is guaranteed
      by a principal shareholder.
                                                         213,566      199,723

      Note payable - due in minimum
      monthly payments of $2,500.                        111,933       59,333
                                                     ------------ ------------

                                                         666,724      357,399
      Less - Current portion                             274,007      176,962
                                                     ------------ ------------

                                                      $  392,717   $  180,437
                                                     ============ ============

The prime rate was 8.5% at December 31, 1994 and 1995. The weighted average federal funds rate was 4.73% at December 31, 1995.

Substantially all of the Company's assets, including franchise agreements and fees, are pledged as collateral on the Company's various debts.

Maturities of long-term debt and capital lease obligations as of December 31, 1995, are as follows:

                  Year Ending December -
                  1996                           $   177,000
                  1997                                28,000
                  1998                                17,000
                  1999                                19,000
                  2000                                21,000
                  Thereafter                          95,000
                                                 ------------
                                                 $   357,000
                                                 ============

Notes payable incurred to purchase equipment total $215,000 in 1994. The Company entered into capital lease obligations totaling $142,000 in 1994 to finance the purchase of equipment.

7.       SUBORDINATED DEBT:

On November 25, 1992, the Company borrowed $1,000,000 under a 10% Subordinated Convertible Note Agreement. The note was subordinated to all senior indebtedness. Interest was payable quarterly. The note was convertible into fully paid and nonassessable shares of common stock. On September 24, 1993, the holder converted $500,000 of the note into 63,427 shares of common stock. The remaining $500,000 balance was converted by the holder into 50,000 shares of common stock on December 1, 1994.

The Company also issued a $500,000 subordinated debenture in September 1993, which bore interest at the prime rate. The debenture was to mature on September 15, 2000. The debenture was issued with detachable preferred and common stock warrants. The initial holder of the warrants could elect to satisfy its obligation to pay the purchase price upon exercise of the warrant by reducing the principal amount due on the debenture.

The common stock warrant expires September 24, 2002. The warrant entitles the holder to purchase up to 100,000 shares of common stock at a purchase price of $5.00 per share, the fair value at the warrant issue date. The purchase price is subject to adjustment to prevent dilution.

The preferred stock warrant entitled the holder to purchase up to 50,000 shares of Series A Convertible Preferred Stock at $10.00 per share (the fair value of the warrant at the warrant issue date) and was exercised in conjunction with the initial public offering by discharging the $500,000 subordinated debenture (see
Note 17).

8.       MANDATORY REDEEMABLE PREFERRED STOCK:

The Company had authorized 500,000 shares and 96,771 shares of preferred stock, par value $10.00 per share, as of December 31, 1994 and 1995, respectively.

Series A Convertible Preferred Stock (Series A)

As of December 31, 1993, 300,000 shares of Series A stock had been subscribed at $10.00 per share. The $3,000,000 stock subscription receivable was presented as a reduction (contra account) to preferred stock at December 31, 1993. During 1994, the Company collected the $3,000,000 preferred stock subscription receivable and issued 300,000 shares of Series A stock in return.

The holders of Series A stock were entitled to cumulative cash dividends at the rate of $.60 per share per year. The balance at December 31, 1994, included undeclared dividends of $169,921. Each share of Series A stock could be converted in whole or in part, at the option of the holder, into common stock of the Company at a rate equal to $10.00 per share divided by the conversion price in effect at the conversion date. Cumulative unpaid dividends could be converted at an initial conversion price of $10.00 per share. The holders of Series A stock could compel the Company to redeem all of the outstanding shares under the same terms as the optional redemption.

In conjunction with the initial public offering, the sole preferred shareholder, Armstrong Holdings, Inc. (Armstrong), converted all of the Company's preferred stock (including that acquired through the exercise of the preferred stock warrant), accretion and cumulative unpaid dividends into common stock (see Note
17).

9.       TREASURY STOCK:

In 1995, the Company purchased 4,000 shares of its common stock at a cost of $20.00 per share.

In addition, the Company purchased 18,921 shares of common stock from Armstrong at $8.00 per share through the issuance of a promissory note (see Notes 5 and 17).

10.      STOCK OPTIONS AND AWARDS:

The Company has an Employee Stock Option Plan (Employee Plan) under which options to purchase up to 559,715 shares of common stock may be granted. Under the terms of the Employee Plan, the Company may grant options to certain employees, officers and consultants of the Company.

Eligibility of employees is based upon employment status in the Company and a minimum salary requirement. Options granted under the Employee Plan expire 10 years after the grant date. In the event that an individual owns greater than 10% of the combined voting power of the Company, the option price is equal to 110% of the fair market value at the date of grant, and each option has a term of five years. The options granted vest at a rate of 25% per year.

The Company also maintains an Executive Stock Option Plan (Executive Plan) under which options to purchase up to 90,000 shares of common stock may be granted. Under the terms of the Executive Plan, the Company may grant options to key employees, officers and consultants of the Company. Each option has a term of 10 years. The options vest at a rate of 10% in the first year, an additional 20% at the end of the second year and an additional 30% at the end of the third year, with the balance vesting at the end of the fourth year from the date of grant.

The Company has also made special stock option grants in addition to those granted through the Employee Plan and the Executive Plan.

The Company granted stock options to purchase 440,000 shares of stock at an exercise price of $5.00 per share (expiring December 17, 2002) and 60,000 shares at $15.00 per share (expiring July 21, 2004) to the Chairman and Chief Executive Officer of the Company. In conjunction with the initial public offering, this individual surrendered for cancellation options to purchase 170,000 shares of stock at an exercise price of $5.00 per share (see Note 17).

The Company's Board of Directors (with the exception of the Chairman of the Board and President) was granted options to purchase 16,000 shares of stock at an exercise price of $10.00 (expiring December 15, 2003) and 35,000 shares at $15.00 per share (expiring July 2004).
The President was granted options to purchase 10,000 shares at $15.00 per share (expiring July 21, 2004).

During 1995, the Company instituted a Nonemployee Director Option Plan under which options to purchase up to 240,000 shares of common stock may be granted. As of December 31, 1995, no options to purchase shares have been issued under this plan.

The Company awarded a total of 15,000 shares of common stock to its President in accordance with an employment agreement, with a charge to operations of $25,000 (5,000 shares) in 1993 and $150,000 (10,000 shares) in 1994.

The following is a summary of the Company's stock option activity for the years ended December 31, 1993, 1994 and 1995:

                                               Number of      Option Price
                                                Options         Per Share
                                             -------------------------------

   Outstanding, December 31, 1992               440,000          $ 5.00

   Granted                                      126,611        5.00 - 10.00
   Exercised                                       -                -
   Canceled                                     (6,675)            5.00
                                             -------------------------------

   Outstanding, December 31, 1993               559,936        5.00 - 10.00

   Granted                                      338,756       10.00 - 15.00
   Exercised                                       -                -
   Canceled                                      (3,721)       5.00 - 10.00
                                             -------------------------------

   Outstanding, December 31, 1994               894,971        5.00 - 15.00

   Granted                                       35,000       15.00 - 20.00
   Exercised                                       -                -
   Canceled                                    (193,325)       5.00 - 15.00
                                             -------------------------------

   Outstanding, December 31, 1995               736,646       $5.00 - 20.00
                                             ===============================


11.      PROFIT SHARING PLAN:

During 1995, the Company implemented a 401(k) profit sharing plan (the Plan). Substantially all employees are eligible to participate in the Plan once they have reached the age of 21 and have completed one year of service with the Company, as defined. Participants may contribute a percentage of their compensation to the Plan, but not in excess of the maximum allowed by law. The Plan also provides for matching and other additional contributions by the Company at its discretion. No discretionary contributions were made by the Company in 1995.

12.      LICENSE AGREEMENT:

The Company has entered into a license agreement (Agreement) which grants the Company the exclusive right to the name and marks of "The Italian Oven." Terms of the Agreement require the Company to pay the licensor $500 per annum for each Company owned and franchised location in operation through 2008. The royalty payment will be higher for some locations if the Company expands to areas protected by the Agreement. The Agreement guarantees royalties paid to the licensor will increase at least $5,000 per year through September 30, 2005. Upon expiration of the term of the Agreement, the right, title and interest in the marks will remain with the Company. Amounts due under these provisions of the Agreement are expensed when payable. Total payments under these provisions of the Agreement were $37,000 in 1994 and $47,500 in 1995. Additional payments of $30,000 were made to the licensor under other provisions of the Agreement and have been capitalized as other long-term assets. This amount is being amortized over five years.

13.      COMMITMENTS AND CONTINGENT LIABILITIES:

The Company leases office facilities and restaurant space under noncancelable operating leases. The restaurant leases contain options to renew for terms of three to 10 years with changes per renewal period ranging from (5)% to 73%. Several of the lease agreements contain provisions which require additional rents based upon gross sales. Following are the future minimum lease payments relating to these lease obligations:

        Year Ending December -
        1996                         $  973,000
        1997                            890,000
        1998                            901,000
        1999                            883,000
        2000                            872,000
        Thereafter                    3,667,000
                                     -----------
                                     $8,186,000
                                     ===========

Rent expense, consisting solely of minimum rents, charged to operations was $664,000 in 1993, $867,000 in 1994 and $1,160,000 in 1995.

Generally, all franchise agreements entered into before March 24, 1994, require the Company to lease to the franchisee two ovens per restaurant for a fee of $1.00 each per year. As of March 24, 1994, the Company amended the franchise agreements to require each franchisee to purchase its own ovens rather than obtaining the ovens from the Company. However, certain agreements continue to require the Company to provide ovens. If development of franchise locations occurs as scheduled, the Company is committed to provide 50 ovens at an estimated cost of $150,000 during the period 1996 through 2000.

In addition, certain claims, suits and complaints have been filed or are pending against the Company from the ordinary course of its business. In the opinion of management, all matters are adequately covered by insurance or if not covered, are without merit or are of such kind, or involve such amounts, as would not have a material adverse effect on the financial position or operating results of the Company.

14.      INCOME TAXES:

The Company adopted SFAS 109, "Accounting for Income Taxes," in 1990. There was no cumulative effect on the Company's financial statements at the time of adoption, because the Company's deferred tax assets exceeded deferred tax liabilities, and a valuation allowance was recorded against the net assets due to uncertainty regarding realization of the tax benefits.

The provision for income taxes consists of the following:

                                         1993        1994        1995
                                    ----------- ----------- -----------
         Current taxes -
         Federal                        $    -      $    -      $    -
         State                           1,410      10,727       1,191
                                    ----------- ----------- -----------

                                         1,410      10,727       1,191
         Deferred taxes -
         Federal                             -           -           -
         State                               -           -           -
                                    ----------- ----------- -----------
         Total                        $  1,410    $ 10,727    $  1,191
                                    =========== =========== ===========

The provision for income taxes differs from the amounts computed by applying the federal statutory rate as follows (in percentages):

                                                  1993     1994      1995
                                             -----------------------------

    Income tax at federal statutory rate         (34.0)%  (34.0)%   (34.0)%
    State income taxes,
      net of federal benefit                      (8.0)    (8.0)     (6.6)
    Book expenses not deductible
      for tax purposes                               -        -      17.0
    Other                                          2.3      1.5      (5.4)
    Net operating loss                            39.7     40.9      29.0
                                             -----------------------------
    Effective tax rate                             -   %    0.4%     -   %
                                             =============================

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant items comprising the Company's deferred tax asset and liability are as follows (in thousands):

                                                       1994           1995
                                                  -------------- --------------
      Deferred tax liabilities -
      Tax basis depreciation                            $     -       $   (36)
                                                  -------------- --------------
      Total deferred tax liability                            -           (36)
      Deferred tax assets-
      Deferred revenue                                    1,414          1,230
      Net operating loss carryforward                     1,493          2,955
      Tax basis depreciation                                 62              -
      Reserve for store closing                               -            188
      Other                                                   -             46
      Valuation allowance                               (2,969)        (4,383)
                                                  -------------- --------------
      Total deferred tax asset                                -             36
                                                  -------------- --------------

      Net deferred tax liability (asset)                $     -         $    -
                                                  ============== ==============

The Company has recorded a valuation allowance for the net potential deferred tax asset at December 31, 1994 and 1995, since realization is not considered more likely than not.

At December 31, 1995, the Company had approximately $6,159,000 in net operating loss carryforwards to offset future federal taxable income through December 2010. Ownership changes that have occurred, including those in connection with the initial public offering, limit the utilization of the net operating loss carryforward in any year. Based upon a preliminary estimate, the net operating loss that can be utilized in any year will not exceed $980,000. The Company anticipates that this limitation will not prevent the utilization of a substantial portion of its net operating loss carryforwards; however, there is no assurance that the Company will generate future taxable income sufficient to allow for such utilization.

15.      RELATED PARTY TRANSACTIONS:

One of the principal shareholders of the Company provided advances to the Company throughout 1994 and 1995. The Company pays interest on these advances at a rate of prime plus 2%. As of December 31, 1995, these advances had been repaid by the Company.

During 1995, this shareholder periodically borrowed from the Company. The Company receives interest on these borrowings by the shareholder at a rate of prime plus 2%. As of December 31, 1995, the shareholder owed $94,799 to the Company.

These borrowings by the shareholder and the loans to the Fund (net of the portion expensed by the Company) are reflected as notes receivable from related parties in the accompanying consolidated balance sheets (see Note 4).

16.      DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS:

The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at December 31, 1994 and 1995. Statement of Financial Accounting Standards No. 107, "Disclosure About Fair Value of Financial Instruments," defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.


                                                           1994                        1995
                                                -------------------------   -------------------------
                                                  Carrying        Fair        Carrying         Fair
                                                   Amount        Value         Amount         Value
                                                -----------   -----------   -----------   -----------

Financial assets -
   Cash and cash equivalents                    $   349,620   $   349,620   $11,425,916   $11,425,916
   Notes receivable from related
     parties                                           --            --         442,249       442,249

Financial liabilities -
   Notes payable                                       --            --         423,032       423,032
   Long-term debt                                   666,724       627,819       357,399       360,493
   Subordinated debt                                500,000       476,664          --            --
   Mandatory redeemable preferred
     stock                                        3,675,999     3,675,999          --            --


The following methods and assumptions were used to estimate the fair value of each financial instrument:

Cash and Cash Equivalents and Notes Payable

The carrying amounts approximate fair value because of the short maturity of these instruments.

Notes Receivable from Related Parties

The fair value of notes receivable from related parties is based upon the Company's estimate of the net realizable value of the investment.

Long-Term and Subordinated Debt

The fair value of the Company's long-term and subordinated debt is estimated using discounted cash flow analysis, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

Mandatory Redeemable Preferred Stock

The fair value of the Series A preferred stock outstanding at December 31, 1994, was estimated at carrying value as such stock was not traded in the open market and a market price was not readily available.

17.      INITIAL PUBLIC OFFERING:

In November 1995, the Company completed an initial public offering (the Offering) of its common stock at a price of $8.00 per share. Of the 2,700,000 shares of common stock sold as a part of the Offering, 2,214,885 shares were sold by the Company and 485,115 shares were sold by Armstrong. The resulting net proceeds to the Company (after deducting issuance costs) were $15,255,195. The Company used a portion of the proceeds to repay a $1,000,000 line of credit, which expired upon the Company's receipt of the proceeds from the Offering. The Company intends to use the remaining proceeds from the Offering to finance the development of additional Company owned restaurants and for working capital purposes.

In connection with the Offering by the Company, the following transactions occurred:

(i) The preferred stock warrant for 50,000 preferred shares of Series A stock was exercised at $10.00 per share by discharging the $500,000 subordinated debenture (see Note 7).

(ii) Pursuant to an agreement with the Company, all of the Company's preferred stock (including that acquired through the exercise of the preferred stock warrant), accretion and cumulative unpaid dividends at the date of conversion was converted by Armstrong to common stock at the Offering price. The agreement also provided Armstrong with four warrants to purchase additional shares of common stock:

                  Shares            Exercise Price          Expiration Date
              -------------        ---------------         -------------------

                 100,000              $10.50                November 27, 1997
                 100,000               13.00                November 27, 1998
                 110,000                9.00                November 27, 2005
                 170,000                5.00                December 31, 2002

             In connection with this agreement, the Chairman and Chief Executive Officer surrendered for cancellation options to purchase 170,000 shares at an exercise price of $5.00 per share expiring December 17, 2002. The Company and Armstrong had agreed that Armstrong would receive $4,032,288 in net proceeds from the sale of a portion of its shares in connection with the Offering. This agreement required a cash payment of $271,664 and the purchase of 18,921 shares of common stock from Armstrong at $8.00 (see Note 9). The Company financed these payments through the issuance of a promissory note in the amount of $423,032 (see Note 5). The fair value of these inducements was $2,008,664, which was expensed in the fourth quarter of 1995 when the conversion occurred. In addition, an underwriter was issued a warrant to purchase 75,000 shares of common stock at $9.60 per share expiring December 30, 2000. The fair value of this warrant of $238,000 was also expensed in the fourth quarter of 1995 and is included in inducement expense.

(iii)        An employment  agreement was signed by the Chief Executive Officer.
             The agreement provides for annual compensation of $175,000 for a term of one year subject to automatic one-year renewals, unless either the Chief Executive Officer or the Company elects to terminate the agreement. If the Company terminates the agreement, other than for "just cause" or fails to renew the agreement, or if the Chief Executive Officer terminates the agreement for "good reason," the Chief Executive Officer is entitled to receive salary for the balance of the current term, a severance payment equal to
             2.99 year's salary and bonus, and medical benefits for three years (or until he receives similar benefits from other employment). "Just cause" includes willful misconduct and conduct damaging to the Company's reputation. "Good reason" includes a change in control of the Company and the Company's breach of the terms of the agreement, including any purported termination of the Chief Executive Officer's employment other than in accordance with the agreement.

18.      RESTAURANT CLOSING:

As of December 31, 1995, it was determined that one joint venture owned restaurant would be closed or sold in early 1996. As such, a charge to operations of $464,143 was recorded by the Company to accrue for costs associated with the closing.

19.      SUBSEQUENT EVENTS:

During the first six months of 1996, the Company has suffered losses from operations of $1,982,000, (unaudited). The Company has also utilized all of the cash proceeds from the Initial Public Offering in November 1995, and have not been able to obtain alternate sources of financing to cover immediate and future needs for general operating purposes. The first six months of 1996 has shown a decrease in cash and cash equivalents of approximately $11,500,000 (unaudited). The significant uses of cash in the six months ended June 30, 1996, included:

          o The opening of seven Company-owned stores (four of which were in process at December 31, 1995) at a cost of approximately $4,746,000; this includes preopening expenditures and costs incurred for restaurants still under construction;

          o The purchase of Blackeyed Pea restaurants in the Kansas City area for $3,069,000;

          o The acquisition of the operating assets of four franchised restaurants in the Western Pennsylvania market for $2,524,000 (cash portion of acquisition price); and

          o An increase in loans to the Company's Chairman of approximately $236,000.

These factors, among others, create a substantial doubt about the Company's ability to continue as a going concern.

Management is attempting to resolve the current shortage of operating capital by selling certain assets, seeking alternate sources of financing and by restructuring the corporate functions in an effort to reduce general and administrative costs. There can be no assurance that the Company's efforts will be sufficient to enable the Company to continue as a going concern.

                             THE ITALIAN OVEN, INC.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                   FOR THE THREE YEARS ENDED DECEMBER 31, 1995

                             (Dollars in Thousands)




                                                Balance at       Additions         Deductions        Balance
                                                Beginning       Charged to            from           at End
         Description                             of Year         Earnings           Reserves         of Year
         -----------                             -------         --------           --------         -------

Reserves deducted from
  assets to which they apply-

    Allowance for doubtful
      accounts receivable-

           1995                                 $     35        $      50          $    -            $    85
                                                ========        =========          =========         =======

           1994                                 $     10        $      25          $    -            $    35
                                                ========        =========          =========         =======

           1993                                 $      3        $       7          $    -            $    10
                                                ========        =========          =========         =======

Other reserves-

  Reserve for store closing-

           1995                                 $   -           $    464           $    -            $   464
                                                ========        ========           ========          =======


  Item 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)     Documents filed as a part of this Report:

          (1) A list of the financial statements filed as a part of this Report on Form 10-K/A is set forth on page 10 hereof.

          (2) See Item 14(d) below, for a description of the financial statement schedule filed as a part of this Report on Form 10-K/A.

          (3) The following Exhibits are included as a part of the Annual Report on Form 10-K or are incorporated herein by reference:

3.1 Articles of Incorporation of the Registrant, as amended, filed as an exhibit to Registrant's Regulation A Offering Statement on Form 1-A (Commission File No. 24-3506-HQ) filed November 30, 1994 and incorporated herein by reference.

3.2 Certificate of Designation of Rights and Preferences of Series A Convertible Preferred Stock of the Registrant, filed as an exhibit to Registrant's Regulation A Offering Statement of Form 1-A (Commission File No. 24-3506-HQ) filed November 30, 1994 and incorporated herein by reference.

3.3 By-laws of the Registrant, filed as an exhibit to Registrant's Regulation A Offering Statement on Form 1-A (Commission File No. 24-3506-HQ) filed November 30, 1994 and incorporated herein by reference.

4.1 Stock, Debenture and Warrant Purchase Agreement dated September 24, 1993 between the Registrant and Armstrong Holdings, Inc., filed as an exhibit to Registrant's Regulation A Offering Statement on Form 1-A (Commission File No. 24-3506-HQ) filed November 30, 1994 and incorporated herein by reference.

4.2 $500,000 Debenture dated September 24, 1993 from the Registrant in favor of Armstrong Holdings, Inc., filed as an exhibit to Registrant's Regulation A Offering Statement on Form 1-A (Commission File No. 24-3506-HQ) filed November 30, 1994 and incorporated herein by reference.

4.3 Registration Rights Agreement dated September 24, 1993 Agreement between the Registrant and Armstrong Holdings, Inc., filed as an exhibit to Registrant's Regulation A Offering Statement on Form 1-A (Commission File No. 24-3506-HQ) filed November 30, 1994 and incorporated herein by reference.

4.4 Stock Option Plan dated March 11, 1993 filed as an exhibit to Registrant's original Form 10-K on March 30, 1996 and incorporated by reference herein.

4.5 1993 Executive Stock Option Plan dated February 11, 1993 filed as an exhibit to Registrant's original Form 10-K on March 30, 1996 and incorporated by reference herein.

10.1 Form of the Registrant's Franchise Agreement, filed as an exhibit to Registrant's Regulation A Offering Statement on Form 1-A (Commission File No. 24-3506-HQ) filed November 30, 1994 and incorporated herein by reference.

10.2 Form of the Registrant's Development Agreement, filed as an exhibit to Registrant's Regulation A Offering Statement on Form 1-A (Commission File No. 24-3506-HQ) filed November 30, 1994 and incorporated herein by reference.

10.3 Security Agreement dated September 24, 1993 from the Registrant in favor of Armstrong Holdings, Inc., filed as an exhibit to Registrant's Regulation A Offering Statement on Form 1-A (Commission File No. 24-3506-HQ) filed November 30, 1994 and incorporated herein by reference.

10.4 Preferred Stock Purchase Warrant dated September 24, 1993 from the Registrant in favor of Armstrong Holdings, Inc., filed as an exhibit to Registrant's Regulation A Offering Statement on Form 1-A
          (Commission File No. 24-3506-HQ) filed November 30, 1994 and incorporated herein by reference.

10.5 Common Stock Purchase Warrant dated September 24, 1993 from the Registrant in favor of Armstrong Holdings, Inc., filed as an exhibit to Registrant's Regulation A Offering Statement on Form 1-A
          (Commission File No. 24-3506-HQ) filed November 30, 1994 and incorporated herein by reference.

10.6 Assignment and Assumption of Lease between South Italian, Inc. Pembroke Pines, as assignor, and the Registrant, as assignee, respecting the assignment of Lease dated May 7, 1992 between assignor, as tenant, and University Marketplace, Ltd., as landlord, regarding premises located in Pembroke Pines, Florida, filed as an exhibit to Registrant's Regulation A Offering Statement on Form 1-A (Commission File No. 24-3506-HQ) filed November 301, 1994 and incorporated herein by reference.

10.7 Lease Agreement dated as of September 29, 1992 between Charter-Miller Limited Partnership #1, as landlord, and The Italian Oven of Charlotte, a Pennsylvania Joint Venture, as tenant, regarding premises located in Pineville, North Carolina, filed as an exhibit to Registrant's Regulation A Offering Statement on Form 1-A (Commission File No. 24-3506-HQ) filed November 30, 1994 and incorporated herein by reference.

10.8 Shopping Center Lease dated September 27, 1993 between LPZ Limited Partnership, as landlord, and The Italian Oven of Charlotte, a Pennsylvania Joint Venture, as tenant, regarding premises located in Charlotte, North Carolina, filed as an exhibit to Registrant's Regulation A Offering Statement on Form 1-A (Commission File No. 24-3506-HQ) filed November 30, 1994 and incorporated herein by reference.

10.9 Lease dated May 11, 1991 between S&R Sunseri, as landlord, and The Italian Ovens of the Strip, Inc., as tenant, regarding premises located at 1700 Penn Avenue, Pittsburgh, Pennsylvania, filed as an exhibit to Registrant's Regulation A Offering Statement on Form 1-A (Commission File No. 24-3506-HQ) filed November 30, 1994 and incorporated herein by reference.

10.10 Lease Agreement dated February 1, 1989 between Paul E. Gary, as landlord, and Somerset-BFF, Inc., James A. Frye and Janice M. Frye, collectively as tenant, regarding premises located in Somerset, Pennsylvania, filed as an exhibit to Registrant's Regulation A Offering Statement on Form 1-A (Commission File No. 24-3506-HQ) filed November 30, 1994 and incorporated herein by reference.

10.11 Lease Agreement dated August 3, 1991 between Ellsworth Plaza Associates, as landlord, and Ellsworth Ovens, Inc., as tenant, regarding premises located at 5859 Ellsworth Avenue (Shadyside),
          Pittsburgh, Pennsylvania, filed as an exhibit to Registrant's Regulation A Offering Statement on Form 1-A (Commission File No. 24-3506-HQ) filed November 30, 1994 and incorporated herein by reference.

10.12 Lease dated December 19, 1990 between RAK Enterprises, as landlord, and The Italian Oven of Steubenville, Inc., as tenant, regarding premises located in Steubenville, Ohio, filed as an exhibit to Registrant's Regulation A Offering Statement on Form 1-A (Commission File No. 24-3506-HQ) filed November 30, 1994 and incorporated herein by reference.

10.13 Lease dated June 26, 1991 between Raceway Plaza 1989 Limited Partnership, as landlord, and The Italian Oven of Heidelberg, a Pennsylvania Joint Venture, as tenant, regarding premises located in Heidelberg, Pennsylvania, filed as an exhibit to Registrant's Regulation A Offering Statement on Form 1-A (Commission File No. 24-3506-HQ) filed November 30, 1994 and incorporated herein by reference.

10.14 Lease Agreement dated May 16, 1991 between Armstrong Developers & Associates, as landlord, and The Italian Oven of Station Square, Inc., as tenant, regarding premises located at Station Square in Pittsburgh, Pennsylvania, filed as an exhibit to Registrant's Regulation A Offering Statement on Form 1-A (Commission File No. 24-3506-HQ) filed November 30, 1994 and incorporated herein by reference.

10.15 Assignment of Lease between The Italian Oven of Westmoreland County, Inc., as assignor, and the Registrant, as assignee, respecting the assignment of Lease Agreement dated May 1, 1990 between Peter S. Piazza, Jr., Betty Piazza and James A Piazza, as landlord, and The Italian Oven of Westmoreland County, Inc., as tenant, regarding premises located in Greensburg, Pennsylvania, filed as an exhibit to Registrant's Regulation A Offering Statement on Form 1-A (Commission File No. 24-3506-HQ) filed November 30, 1994 and incorporated herein by reference.

10.16 Ground Lease dated October 10, 1991 between Parkway Union Development Corp., as landlord, and Edgewood Towne Center Italian Oven, as tenant, regarding premises located in Edgewood, Pennsylvania, filed as an exhibit to Registrant's Regulation A Offering Statement on Form 1-A (Commission File No. 24-3506-HQ) filed November 30, 1994 and incorporated herein by reference.

10.17 Lease Agreement dated September 26, 1991 between Continental Sawmill Limited Partnership, as landlord, and Fornello U.S.A., Inc., as tenant, regarding premises located in Dublin, Ohio, filed as an exhibit to Registrant's Regulation A Offering Statement on Form 1-A (Commission File No. 24-3506-HQ) filed November 30, 1994 and incorporated herein by reference.

10.18 Lease Agreement dated May 5, 1994 between Derby Square Limited Partnership, as landlord, and the Registrant, as tenant, regarding premises located in Grove City, Ohio, filed as an exhibit to Registrant's Regulation A Offering Statement on Form 1-A (Commission File No. 24-3506-HQ) filed November 30, 1994 and incorporated herein by reference.

10.19 Employment Agreement dated October 10, 1994 between the Registrant and Janice Frye, filed as an exhibit to Registrant's Regulation A Offering Statement on Form 1-A (Commission File No. 24-3506-HQ) filed November 30, 1994 and incorporated herein by reference.

10.20 Employment Agreement dated July 23, 1993 between the Registrant and Ralph J. Guarino, filed as an exhibit to Registrant's Regulation A Offering Statement on Form 1-A (Commission File No. 24-3506-HQ) filed November 30, 1994 and incorporated herein by reference.

10.21 Employment Agreement dated October 8, 1994 between the Registrant and Jeffrey Fields, filed as an exhibit to Registrant's Regulation A Offering Statement on Form 1-A (Commission File No. 24-3506-HQ) filed November 30, 1994 and incorporated herein by reference.

10.22 Employment Agreement dated October 13, 1994 between the Registrant and Alex Gionta, filed as an exhibit to Registrant's Regulation A Offering Statement on Form 1-A (Commission File No. 24-3506-HQ) filed November 30, 1994 and incorporated herein by reference.

10.23 Employment Agreement dated October 10, 1994 between the Registrant and Richard Kessler, filed as an exhibit to Registrant's Regulation A Offering Statement on Form 1-A (Commission File No. 24-3506-HQ) filed November 30, 1994 and incorporated herein by reference.

10.24 Employment Agreement dated October 10, 1994 between the Registrant and Gary Steib, filed as an exhibit to Registrant's Regulation A Offering Statement on Form 1-A (Commission File No. 24-3506-HQ) filed November 30, 1994 and incorporated herein by reference.

10.25 Shareholders Agreement dated September 24, 1993 among the Registrant, Armstrong Holdings, Inc., James A. Frye and Janice M. Frye, filed as an exhibit to Registrant's Regulation A Offering Statement on Form 1-A (Commission File No. 24-3506-HQ) filed November 30, 1994 and incorporated herein by reference.

10.26 Employment Agreement dated July 1, 1995 between the Registrant and James A. Frye, filed as an exhibit to Registrant's Regulation A Offering Statement on Form 1-A (Commission File No. 33-97496) filed September 28, 1995 and incorporated herein by reference.

10.27 Employment Agreement dated February 20, 1995 between the Registrant and Stephen Wayhart, filed as an exhibit to Registrant's Regulation A Offering Statement on Form 1-A (Commission File No. 33-97496) filed September 28, 1995 and incorporated herein by reference.

10.28 Employment Agreement dated July 20, 1995 between the Registrant and Thomas P. McMullan, filed as an exhibit to Registrant's Regulation A Offering Statement on Form 1-A (Commission File No. 33-97496) filed September 28, 1995 and incorporated herein by reference.

10.29 Employment Agreement dated July 20, 1995 between the Registrant and Michael B. Understein, filed as an exhibit to Registrant's Regulation A Offering Statement on Form 1-A (Commission File No. 33-97496) filed September 28, 1995 and incorporated herein by reference.

10.30 Agreement dated September 28, 1995 among the Registrant, Armstrong Holdings, Inc. and James A. Frye, filed as an exhibit to Amendment No. 1 to Registrant's Registration statement on Form S-1 (Commission Filed No. 33-97496) filed November 2, 1995 and incorporated herein by reference.

10.31 Amendment to Credit Facility dated October 31, 1995 between Registrant and PNC Bank, National Association, filed as an exhibit to Amendment No. 1 to Registrant's Registration statement on Form S-1 (Commission Filed No. 33-97496) filed November 2, 1995 and incorporated herein by reference.

10.32 Agreement dated February 22, 1996 by and among the Company, Ovens of Cranberry, Ltd., Ovens of Erie One, Ltd., Ovens of Monroeville, Ltd., Ovens of North Hills, Ltd., David S. Gallatin, Marc B. Robertshaw and William J. Rosa filed as an exhibit to the Registrant's original Form 1-K and incorporated by reference herein.

10.33 Leasehold and Asset Purchase and Sale Agreement, as amended by First Amendment dated March 22, 1996, by and among the Company, Mid America Restaurant Group, Inc. and Mid America Restaurant Group of Kansas filed as an exhibit to the Registrant's original Form 1-K and incorporated by reference herein.

11.1 Calculation of Pro Forma Net Income Per Common Share filed as an exhibit to the Registrant's original Form 1-K and incorporated by reference herein.

16.1 Letter from Alpern Rosenthal & Company, filed as an exhibit to Amendment No. 1 to Registrant's Registration Statement on Form S-1 (Commission File No. 33-97496) filed November 2, 1995 and incorporated herein by reference.

27.1*     Financial Data Schedule.


*Filed herewith

(b)     Reports on Form 8-K

                    None.

(c)     Exhibits

          The exhibits listed under Item 14(a)(3) are filed herewith or are incorporated by reference herein.

(d)     Financial Statement Schedules

          Schedule II - Valuation and Qualifying Accounts is filed herewith.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         THE ITALIAN OVEN, INC.

                                         By:   /s/ Gary L. Steib
                                               _________________
                                                   Gary L. Steib
                                                   Chief Financial Officer

                                                   Date:  October 11 , 1996