Form 10-Q
period 1996-09-30
ITALIAN OVEN INC
filed 1996-11-20
CIK 933425

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON D.C. 20549


               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE


                      SECURITIES AND EXCHANGE ACT OF 1934


For the Quarter Ended September 30, 1996

Commission File Number 0-27182

                            THE ITALIAN OVEN, INC.
            (Exact name of registrant as specified in its charter)

Pennsylvania                                                       25-1624305
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                             Identification No.)

                    Eleven Lloyd Avenue, Latrobe, PA  15650
          (Address of principal executive offices, including zip code)

                                 (412) 537-5380
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes    x             No
                            -------             -------


Number of shares of common stock, $.01 par value per share, outstanding at November 14, 1996: 4,363,991

                             THE ITALIAN OVEN, INC.

                                     Index


                                                                        Page

Part I               FINANCIAL INFORMATION

   Item 1.           Financial Statements

                     Consolidated Balance Sheets
                     September 30, 1996 and December 31, 1995            3-4

                     Consolidated Statements of Operations
                     Quarter and Nine Months Ended September 30, 1996
                     and 1995                                              5

                     Consolidated Statements of Cash Flows
                     Nine Months Ended September 30, 1996 and 1995         6

                     Notes to Consolidated Financial Statements            7

   Item 2.           Management's Discussion and Analysis of Results of
                     Operations and Financial Condition                   11


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

                            THE ITALIAN OVEN, Inc.
                          Consolidated Balance Sheets

                                                       September 30,             December 31,
                                                            1996                     1995
                                                      --------------           ---------------
                                                        (Unaudited)
                  ASSETS
                  ------
CURRENT ASSETS:
 Cash and cash equivalents                            $      335,067           $    11,425,916
 Receivables, net of allowance of
  $95,000 and $85,000 respectively                           487,009                   844,163
 Notes receivable from related parties,
  net of allowance of $732,450 in 1996                           -0-                   442,249
 Inventories                                                 316,013                   286,427
 Prepaid expenses and other current assets                    71,349                    51,479
                                                      --------------           ---------------
  Total current assets                                     1,209,438                13,050,234
PROPERTY AND EQUIPMENT:
 Restaurant equipment                                      3,920,212                 2,010,179
 Building and leasehold improvements                       5,549,683                 2,357,273
 Office furniture and equipment                            1,057,107                   492,896
 Construction-in-progress                                  1,735,080                 1,238,814
                                                      --------------           ---------------
                                                          12,262,082                 6,099,162
 Less-Accumulated depreciation                             2,673,721                 1,723,444
                                                      --------------           ---------------
  Property and equipment, net                              9,588,361                 4,375,718
INTANGIBLE ASSETS:
 Preopening costs, net                                       914,384                   179,415
 Equity in and advances to joint venture                         -0-                    10,958
 Liquor licenses, net                                        149,202                    53,460
 Other long-term assets                                       88,277                    25,302
 Goodwill, net                                               880,672                   197,731
                                                      --------------           ---------------
                                                           2,032,535                   466,866
                                                      --------------           ---------------
TOTAL ASSETS                                          $   12,830,334           $    17,892,818
                                                      ==============           ===============


The accompanying notes are an integral part of these consolidated financial statements.

                            THE ITALIAN OVEN, Inc.
                    Consolidated Balance Sheets (Continued)


                                             September 30,       December 31,
                                                 1996                1995
                                             -------------       ------------
                                              (Unaudited)

     LIABILITIES AND SHAREHOLDERS' EQUITY
     -----------------------------------

CURRENT LIABILITIES:
 Current portion of long-term debt            $     43,319       $     176,962
 Notes payable and royalty advances                300,000             423,032
 Notes payable to Sysco                            739,184                 -0-
 Accounts payable                                2,900,485           1,586,940
 Deferred franchise and development revenue        933,577           1,264,577
 Reserve for store closings                        608,829             464,143
 Accrued payroll and other employee benefits       757,446             360,223
 Accrual for gift certificates outstanding         205,940             559,002
 Other accrued expenses                            602,655             450,741
                                              ------------        ------------
   Total current liabilities                     7,091,453           5,285,620

LONG-TERM LIABILITIES:
 Deferred franchise and development revenue      1,257,000           1,715,125
 Long-term debt                                    139,319             180,437
 Equity in and advances to joint ventures          121,932                 -0-
 Other long-term liabilities                       441,348             342,273
                                              ------------        ------------
   Total long-term liabilities                   1,959,599           2,237,835

SHAREHOLDERS' EQUITY:
 Common stock, par value $.01 per share--
  Authorized, 20,000,000 shares
  issued, 4,386,991 shares                          43,869              43,509
 Additional paid-in-capital                     22,232,862          22,053,222
 Warrants outstanding                            1,975,000           1,975,000
 Accumulated deficit                           (20,241,081)        (13,471,000)
                                              ------------        ------------
                                                 4,010,650          10,600,731

 Less--Cost of common stock in treasury--
  22,921 shares                                   (231,368)           (231,368)
                                              ------------        ------------
 Total shareholders' equity                      3,779,282          10,369,363
                                              ------------        ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $ 12,830,334        $ 17,892,818
                                              ============        ============


The accompanying notes are an integral part of these consolidated financial statements.

                            THE ITALIAN OVEN, Inc.
                    Consolidated Statements of Operations
                                 (Unaudited)


                                                              Quarter ended September 30        Nine Months Ended September 30,
                                                            -------------------------------     -------------------------------
                                                                  1996             1995               1996              1995
                                                            -------------     -------------     ------------      -------------
REVENUE
 Restaurant sales                                           $   5,505,219     $   2,734,924     $  13,353,703     $   7,604,233
 Franchise and development fees                                    79,000           161,925           835,125         1,045,757
 Royalty fees                                                     490,214           713,347         1,878,523         2,035,335
                                                            -------------     -------------      ------------     -------------
   Total revenue                                                6,074,433         3,610,196        16,067,351        10,685,325

COSTS AND EXPENSES:
 Costs of restaurant sales                                      1,548,184           700,670         3,680,298         2,010,567
 Other restaurant expenses:
  Restaurant labor expenses                                     2,403,462         1,035,044         5,724,507         2,799,203
  Occupancy and other costs                                     1,506,476           644,560         3,642,114         1,881,206
 General and administrative                                     1,404,292         1,495,854         5,753,910         4,492,807
 Provision for employment agreements                                  -0-               -0-           445,000               -0-
 Provision for losses on advances and
  loans to related parties                                            -0-               -0-           732,450               -0-
 Provision for store closings                                     972,723               -0-           972,723               -0-
 Loss on sale of restaurants                                      553,901               -0-           553,901               -0-
 Depreciation and amortization                                    619,823           150,944         1,380,768           489,942
                                                            -------------     -------------      ------------     -------------
   Total costs and expenses                                     9,008,861         4,027,072        22,885,671        11,653,725
                                                            -------------     -------------      ------------     -------------
   Loss from operations                                        (2,934,428)         (416,876)       (6,818,320)         (968,400)

OTHER INCOME (EXPENSE):
 Equity in loss of joint venture                                   (6,385)           (6,697)          (35,318)          (72,238)
 Interest income                                                    1,182               796           175,166             3,433
 Interest expense                                                  (3,816)          (66,177)          (79,403)         (132,476)
 Other expense, net                                                (3,693)          (35,901)           (6,578)          (10,046)
                                                            -------------     -------------      ------------     -------------
  Total other income (expense)                                    (12,712)         (107,979)           53,867          (211,327)
                                                            -------------     -------------      ------------     -------------
  Loss before taxes and minority interest                      (2,947,140)         (524,855)       (6,764,453)       (1,179,727)

PROVISION FOR INCOME TAXES                                           (135)              -0-            (5,628)             (375)
                                                            -------------     -------------      ------------     -------------
  Net loss                                                     (2,947,275)         (524,855)       (6,770,081)       (1,180,102)

UNDECLARED DIVIDENDS ON PREFERRED STOCK                               -0-           (53,751)              -0-          (161,254)
ACCRETION OF DISCOUNT ON PREFERRED STOCK                              -0-            (1,140)              -0-            (3,419)
                                                            -------------     -------------      ------------     -------------
NET LOSS APPLICABLE TO COMMON STOCK                         $  (2,947,275)    $    (579,746)     $ (6,770,081)    $  (1,344,775)
                                                            =============     =============      ============     =============

NET LOSS PER COMMON SHARE                                   $       (0.68)    $       (0.28)*    $      (1.55)    $       (0.65)*
                                                            =============     =============      ============     =============
SHARES USED IN COMPUTING
 PER SHARE AMOUNTS                                              4,363,991         2,067,168         4,355,991         2,067,168
                                                            =============     =============      ============     =============


* 1995 per share and share amounts are computed on a pro forma basis.

The accompanying notes are an integral part of these consolidated financial statements.

                             THE ITALIAN OVEN, Inc.
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                            Nine Months Ended September 30,
                                                            ------------------------------
                                                                  1996           1995
                                                                  ----           ----

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                 $  (6,770,081)      $  (1,180,102)
 Adjustments required to reconcile net loss to
  net cash used for operating activities--
   Depreciation and amortization                              1,380,768             469,942
   Bad debt expense and provision for losses                    742,450                 -0-
   Equity in loss of joint venture                               35,318              72,238
   Provision for store closings                                 972,723                 -0-
   Loss on sale of assets                                       553,901                 -0-
                                                          -------------        ------------
                                                              3,685,160             542,180
 Cash provided by (used for) working capital items--
   Receivables                                                  347,154             133,314
   Inventories                                                  (29,586)             31,601
   Prepaid expenses and other current assets                    (19,870)           (445,967)
   Accounts payable                                           2,052,729           1,166,370
   Deferred franchise and development fees                     (789,125)           (335,332)
   Accrued payroll and other employee benefits                  397,223            (166,568)
   Change in gift certificates outstanding                     (353,062)           (249,364)
   Other accrued expenses                                       296,600             203,027
   Other long-term liabilities and other                         23,940              60,365
                                                          -------------        ------------
     Cash provided by working capital items                   1,926,003             397,446
                                                          -------------        ------------

 Net cash used for operating activities                      (1,158,918)           (240,476)

CASH FLOWS FROM INVESTING ACTIVITIES:

  Net acquisitions of property, equipment
   and liquor licenses                                       (6,477,661)           (770,792)
  Acquisition of franchise restaurants                       (2,534,500)                -0-
  Proceeds from sale of restaurants                             970,000                 -0-
  Preopening costs                                           (1,242,733)           (113,568)
  Advances to joint venture                                     (59,043)            (34,995)
  Net increase in notes receivable from related parties        (290,201)                -0-
                                                          -------------        ------------
   Net cash used for investing activities                    (9,634,138)           (919,355)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Issuance of common stock                                           -0-              80,000
 Notes payable borrowings                                       300,000           1,700,775
 Notes payable payments                                        (423,032)           (644,878)
 Long-term debt payments                                       (174,761)           (206,159)
                                                          -------------        ------------
   Net cash (used for) provided by financing activities        (297,793)            929,738
                                                          -------------        ------------
   Net decrease in cash and cash equivalents                (11,090,849)           (230,093)
Cash and cash equivalents, beginning of period               11,425,916             349,711
                                                          -------------        ------------
Cash and cash equivalents, end of period                  $     335,067        $    119,618
                                                          =============        ============
Supplemental disclosure of cash flow information:
   Interest paid                                          $      79,403        $    132,476
                                                          =============        ============
   Income taxes paid                                      $       5,628        $        375
                                                          =============        ============

The accompanying notes are an integral part of these consolidated financial statements.

                            THE ITALIAN OVEN, INC.
                 Notes to Consolidated Financial Statements

                               November 19, 1996

1.   Basis of Presentation

     In the opinion of management, the accompanying consolidated financial statements contain all normal recurring adjustments necessary for a fair presentation. The results of operations for the quarter and nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

     The interim consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 1995 included on Form 10-K/A.

2.   Legal Proceedings

     In July and August 1996, the Company and certain of its current and former officers and directors and the managing underwriters for the Company's November 1995 initial public offering of common stock were named as defendants in three complaints (the "Class Action Suits") filed in the United States District Court for the Western District of Pennsylvania by stockholders who purport to represent a class of stockholders who purchased shares of the Company's common stock, par value $.01 per share ("Common Stock") during the Company's initial public offering or thereafter on the secondary market, all during the period from November 21, 1995 to June 24, 1996. The complaints allege, among other things, that the defendants caused, or controlled persons who caused, misrepresentations concerning the Company's business and affairs to be made in, or materially adverse information concerning the same to be omitted from, the Company's registration statement and prospectus in violation of the anti-fraud provisions of the Securities Act of 1933 and the Pennsylvania Securities Act. The plaintiffs are demanding unspecified damages plus interest, costs and attorney's fees. The Company believes that the allegations in the Class Action Suits are without merit and intends to vigorously defend the actions.

     In April 1996, the Company, James A. Frye, a Director and formerly the Chairman and Chief Executive Officer of the Company, and his wife, Janice
     M. Frye, formerly the Vice President of Design of the Company, were named as defendants in a complaint filed in the United States District Court for the Western District of Pennsylvania (under the caption Bahl v. Frye) by
                                                             ------------
     four shareholders of the Company,

    Asish Bahl, Yashmeen Vij Bahl, Mohinder Bahl and Jerome Scherer. These shareholders allegedly purchased 17,000 shares of Common Stock at $10 per share and 11,000 shares of Common Stock at $20 per share from Mr. and Mrs. Frye prior to the Company's November 1995 initial public offering of Common Stock. The complaint alleges, among other things, that the defendants violated the anti-fraud provisions of the Securities Act of 1933, the Securities Exchange Act of 1934 and the Pennsylvania Securities Act and made common law fraudulent misrepresentations, all in connection with the sale to the plaintiffs of the Company's Common Stock. The plaintiffs are demanding damages in excess of $390,000, plus interest, costs and attorney's fees. The Company believes that the allegations in the complaint are without merit and intends to vigorously defend the action.

    In June 1996, the Company and Mr. Frye were named as defendants in a complaint filed in the United States District Court for the Western
    District of Pennsylvania (under the caption Stein v. The Italian Oven, Inc.)
                                                ------------------------------
    by Steven Stein and Neal Holmes. These shareholders allegedly purchased 5,000 shares of Common Stock from unspecified shareholders at $20 per share prior to the Company's November 1995 initial public offering of Common Stock. The complaint alleges, among other things, that the defendants made false statements and misrepresentations regarding the Company in violation of the anti-fraud provisions of the Securities Exchange Act of 1934. The plaintiffs are demanding unspecified damages plus interest, costs and attorney's fees. The Company believes that the allegations in the complaint are without merit and intends to vigorously defend the action. The Company has filed a motion to dismiss the case which is presently pending before the court.

    The Company and Mr. Frye are parties to an indemnification agreement under which Mr. Frye has agreed to indemnify the Company for claims arising from his sale of shares of the Company's Common Stock owned by him.

    On October 21, 1996, the Company filed its voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code. Management of the Company determined that the protection from creditors of the Company afforded by the bankruptcy code was necessary in light of anticipated cash shortages.

    The Company maintains Directors, Officers and Corporate Liability insurance coverage in the amount of $5 million with a deductible of $100,000. The policy provides coverage for securities claims, including defense costs, in excess of the deductible.

3.  Acquisition

    Effective April 29, 1996, the Company acquired the operating assets of four franchised restaurants in the western Pennsylvania market. Two of these were sold by the Company effective July 29, 1996 (see Note 5). The acquisition price was $2,534,500 in cash and 36,000 shares of Common Stock. The acquisition was accounted for as a purchase with the excess of the purchase price over fair market value of assets acquired being amortized on a straight-line basis over five years. The Company's consolidated results of operations include the operations of the four restaurants since the acquisition date.

     The following unaudited pro forma consolidated results of operations give effect to the above acquisition as though it had occurred on January 1, 1995.

                               Nine Months Ended September 30,
                               ------------------------------
                                   1996                 1995
                                   ----                 ----

   Total Revenue                $17,357,000         $14,215,000
   Net Loss                      (6,968,000)         (1,129,000)
   Net Loss per common share    $     (1.60)        $     (0.55)

     The unaudited pro forma information is not necessarily indicative either of results of operations that would have occurred had the purchase been made on January 1, 1995, or future results of operations of the combined companies.

4.   Going Concern

     During the first nine months of 1996, the Company suffered losses from operations of $6,818,000. The Company utilized all of the cash proceeds from its initial public offering in November 1995 and has not been able to obtain additional sources of financing to provide for its immediate and future cash needs and for general operating purposes. At September 30, 1996, the current liabilities of the Company exceeded its current assets by $5,882,000. Also, at September 30, 1996, the Company had $1,735,000 in construction in progress for new restaurant sites. No assurance can be given that the Company will obtain sufficient capital to complete the construction of these restaurants. The first nine months of 1996 has shown a decrease in cash and cash equivalents of $11,091,000.

     These factors, among others, create a substantial doubt about the Company's ability to continue as a going concern. (See Note 8.)

5.   Sale of Restaurants

     Effective July 29, 1996, in order to obtain cash for immediate operating needs, the Company sold the operating assets of the Company's Erie and Cranberry, Pennsylvania restaurants. These restaurants had been acquired by the Company in April 1996. The assets were sold pursuant to an Asset Purchase Agreement dated as of August 1, 1996

     (the "Asset Purchase Agreement") to Armstrong Restaurants, L.P. ("Armstrong"), a limited partnership affiliated with (i) a current franchisee of the Company, The Armstrong Group of Companies, (ii) a stockholder of the Company, Armstrong Holdings, Inc., and (iii) two of the Company's directors, Kirby Campbell and Dru Sedwick. As a result of the sale, the Company recorded a loss from the transaction of approximately $554,000 during the third quarter of 1996.

     Under the terms of the Asset Purchase Agreement, Armstrong purchased these restaurant assets for aggregate consideration of $970,000, consisting of $800,000 in cash and the relinquishment of $170,000 in prepaid franchise fees under Armstrong's northeastern Ohio franchise development agreement. The selling price was determined on the basis of arm's length negotiations between the parties. To assist the Company in improving its cash position, the Asset Purchase Agreement required Armstrong to prepay at closing $300,000 in franchise royalties for these restaurants. The transaction was approved by the Board of Directors at a special meeting at which Mr. Sedwick was not present and Mr. Campbell abstained from voting on the transaction.

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

6.   Restaurant Closings

     During the quarter ended September 30, 1996, the company determined to close three of its owned restaurants due to declining results of operations at such restaurants. As a result, the Company recorded a charge to operations of approximately $973,000 for certain leasehold improvements at the closed restaurants and costs associated with the closings.

     On November 4, 1996, the Company closed two additional restaurants and will record additional changes pertaining to such closing as in the fourth quarter of 1996.

7.   Sysco Note Payable

     In July 1996, the Company entered into a demand promissory note to Mid-Central Sysco Food Services, Inc. and Deaktor/Sysco Food Services Company (collectively, "Sysco") in the amount of $1,088,000. The note bears interest at the per annum rate of 6% (subject to an 18% default rate), and provides for five daily installment payments per week of $30,000 through December 30, 1996, with all outstanding indebtedness due and payable on December 31, 1996. The note is collateralized by a Security Agreement dated July 30, 1996 under which the Company granted to Sysco a security interest in substantially all of the Company's assets. The note is further collateralized by the Collateral Assignment of Trademarks, Copyrights and Licenses dated July 30, 1996 under which the Company collaterally assigned to Sysco substantially all of its intellectual property, including rights to the name "The Italian Oven."

8.   Subsequent Event

     On October 21, 1996, the Company filed its voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code in the Bankruptcy Court for the Western District of Pennsylvania at Case No. 96-25512.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

Recent Developments.

The Company began to experience liquidity problems in the second quarter of 1996, following the use of all of the proceeds of the Company's initial public offering in November 1995 (the "IPO") principally to acquire new restaurants and for working capital purposes. The Company experienced weaker than projected sales in the first nine months of 1996 due, in part, to adverse weather conditions in the first quarter.

The Company's cash position was further weakened by amounts advanced to James A. Frye, a Director of the Company and formerly its Chairman and Chief Executive Officer, of $435,000 at June 24, 1996. The Company has demanded that Mr. Frye repay all outstanding amounts. Since the date of such demand, Mr. Frye has repaid $103,000 but has failed to repay the balance (as of November 14, 1996) of $332,000 despite the Company's demand for repayment in full. The Company has fully reserved for this outstanding balance.

In addition, PNC Bank, National Association terminated its credit agreement (the "Credit Agreement") with the Company in June 1996. The Credit Agreement had provided for a line of credit to the Company up to $2,500,000. However, the Company never satisfied the requirements necessary to draw funds under the Credit Agreement and, consequently, no funds were outstanding under the Credit Agreement when it was terminated.

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

Thereafter, J. Garvin Warden, a principal of Cornerstone, was appointed as the Company's Interim Chief Executive Officer.

In an effort to reduce overhead costs, during the quarter ended September 30, 1996, the Company terminated (or suspended without pay) 42 employees representing approximately 50% of the corporate staff of the Company immediately prior to the reductions. In addition, during the quarter ended September 30, 1996, the Company continued to seek to improve its cash position through the development and implementation of cost reduction plans. The Company entered into agreements with various landlords to defer lease rentals, obtained the assurances of certain contractors to forbear in seeking to collect amounts due for the construction of restaurant improvements and entered into an agreement with its principal restaurant supplier, as described below.

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

In addition, effective July 29, 1996, in order to obtain cash for immediate operating needs, the Company sold the operating assets of the Company's Erie and Cranberry, Pennsylvania restaurants. These restaurants had been acquired by the Company in April 1996. The assets were sold pursuant to an Asset Purchase Agreement dated as of August 1, 1996 (the "Asset Purchase Agreement") to Armstrong Restaurants, L.P. ("Armstrong"), a limited partnership affiliated with
(i) a current franchisee of the Company, The Armstrong Group of Companies, (ii) a stockholder of the Company, Armstrong Holdings, Inc., and (iii) two of the Company's directors, Kirby Campbell and Dru Sedwick. As a result of the sale, the Company recorded a loss from the transaction of approximately $554,000 in the third quarter of 1996.

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

Despite these efforts to curtail costs and supplement available cash, on October 21, 1996, the Company filed its voluntary petition for reorganization under the United States Bankruptcy Code. Management of the Company determined that the protection from creditors of the Company afforded by the bankruptcy code was necessary in light of continuing current and anticipated cash shortages. Since its filing, the Company has closed two more of its owned restaurants (both of which were in the Pittsburgh metropolitan area), further reduced its workforce and taken other steps to reduce expenses. As a result, management believes the cash to be generated from the Company's operations will be sufficient to meet the Company's cash requirements for the next several weeks.

Management continues to work to develop a plan of reorganization for the Company. Management believes that the Company requires a substantial capital infusion in order to assure its long-term viability. As part of that effort, the Company continues to work with its financial advisors to identify potential investors. No assurance can be given that the Company will be successful in obtaining suitable capital. Other factors which could adversely affect the Company's liquidity include (but are not limited to) the following:

     (i) Restaurant revenues and/or profits being lower than projected by management as a result of changes in consumer tastes, adverse weather conditions (as was the case during the first quarter of 1996), increased competition in the casual dining sector, adverse publicity concerning the Company's operations and bankruptcy filing (which management believes may have had an adverse effect on sales in the Pittsburgh metropolitan area market), or higher restaurant operating costs due to factors such as labor shortages or increases in food or supply costs;

     (ii) There being fewer franchised store openings than projected by management due to the inability of developers to obtain needed financing, or due to the decisions of developers to delay or terminate plans to open new restaurants as a result of their incurring losses from existing franchised restaurants (as has been the case with certain developers during the first nine months of 1996), with the attendant loss to the Company of royalties from franchised restaurant sales and of the ability to recognize income from franchise fees; or

     (iii) The Company being unable to sell the number of new franchises projected by management, with the attendant loss to the Company of cash flow from franchise and development fees payable prior to the opening of new restaurants.

As reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1995, the Company anticipated that it would open or acquire 20-28 restaurants with the net proceeds of the IPO and revenues from operations. The Company will be opening or acquiring fewer restaurants than had been targeted. During the first nine months of 1996, the Company opened seven new Company-owned restaurants, acquired the leasehold interests and operating assets of six restaurants (three of which have been converted into The Italian Oven restaurants, two of which are expected to be so converted subject to receipt of necessary financing of approximately $650,000 and one of which is being held for sale) and acquired the operating assets of four franchised restaurants currently in operation (two of which were subsequently sold to meet the Company's immediate cash needs (see Note 5 to the notes to the consolidated financial statements)).

Results of Operations

The following table sets forth the percentage relationship of certain income statement data to total revenues, except as otherwise indicated:

                                                                                           Nine Months
                                                         Quarter ended September 30,    ended September 30,
                                                        -----------------------------  ---------------------
                                                             1996           1995          1996       1995
                                                        --------------  -------------  ----------  ---------
CONSOLIDATED STATEMENTS
OF OPERATIONS DATA:
Revenue:
         Restaurant sales........................                90.6%          75.8%       83.1%      71.2%
         Franchise and development fees..........                 1.3%           4.5%        5.2%       9.8%
         Royalty fees............................                 8.1%          19.7%       11.7%      19.0%
                                                               ------         ------      ------     ------
                                                                100.0%         100.0%      100.0%     100.0%

Costs and Expenses
         Cost of restaurant sales (1)                            28.1%          25.6%       27.6%      26.4%
         Other restaurant expenses:
           Restaurant labor expenses(1)                          43.7%          37.8%       42.9%      36.8%
           Occupancy and  other costs(1)                         27.4%          23.6%       27.3%      24.7%
         General and administrative                              23.1%          41.4%       35.8%      42.0%
         Reserves                                                16.0%           0.0%       13.4%       0.0%
         Loss on sale of assets                                   9.1%           0.0%        3.4%       0.0%
         Depreciation and amortization                           10.2%           4.2%        8.6%       4.4%
Total operating expenses                                        148.3%         111.5%      142.4%     109.1%
Loss from operations                                           (48.3)%        (11.5)%     (42.4)%     (9.1)%
Net interest income (expense)                                     0.0%         (1.8)%         .6%     (1.2)%
                     Net loss                                  (48.0)%        (14.5)%     (42.1)%    (11.0)%

(1)  As a percentage of restaurant sales.


Quarter Ended September 30, 1996 Compared to the Quarter Ended September 30,
1995.

Revenues. Total revenue increased by $2,464,000 to $6,074,000 or 68.3% for the quarter ended September 30, 1996, compared to the quarter ended September 30, 1995. Restaurant sales at Company-owned restaurants increased $2,770,000 to $5,505,000 or 101.3% for the quarter ended September 30, 1996, compared to the same period in 1995. These increases were largely the result of the net addition of ten Company-owned restaurants during 1996. Restaurant sales for same Company-owned restaurants declined by 16.7% during the third quarter in 1996 compared to the same quarter in 1995. Management believes that this decline is due to a number of factors, including industry-wide declines in restaurant sales and price increases implemented by the Company early in the second quarter of 1996.

Franchise and development fees decreased by $83,000 or 51.2% for the quarter ended September 30, 1996, compared to the quarter ended September 30, 1995. This decrease was primarily due to the opening of two franchised restaurants during the third quarter of 1996 compared to four in the third quarter of 1995.

Royalties decreased by $223,000 to $490,000 or 31.3% for the quarter ended September 30, 1996, compared to the quarter ended September 30, 1995. This decrease was principally due to same franchise restaurant sales being down 14.0% during the quarter ended September 30, 1996, compared to the third quarter of 1995 and 12 fewer franchised restaurants.

Costs and expenses. Cost of restaurant sales at Company-owned restaurants increased by $848,000 to $1,548,000 or 21.0% for the quarter ended September 30, 1996, compared to the quarter ended September 30, 1995, principally due to the net addition of 10 Company-owned restaurants during 1996. Cost of restaurant sales increased as a percentage of restaurant sales by 0.5% to 26.5% for the same restaurants open during both periods due to a decrease in sales.

Labor expenses at Company-owned restaurants increased from 37.0% to 38.1% as a percentage of restaurant sales for the quarter ended September 30, 1996, compared to the quarter ended September 30, 1995, for the same restaurants open during both periods. The percentage increase in labor costs is principally attributable to lower restaurant sales for the quarter ended September 30, 1996, compared to the same period in 1995, resulting in increased management labor costs as a percent of restaurant sales. Occupancy and other costs at Company-owned restaurants increased as a percentage of restaurant sales from 23.3% to 26.9% for the quarter ended September 30, 1996, compared to the same period in 1995, principally due to lower restaurant sales.

General and administrative. General and administrative expenses decreased by $92,000 to $1,404,000 or 6.1% for the quarter ended September 30, 1996, compared to the quarter ended September 30, 1995.

Provisions for restaurant closings. The Company has recorded non-recurring charges of $973,000 during the quarter ended September 30, 1996 for the closing of two of its restaurants in Ohio.

Depreciation and amortization. Depreciation and amortization expenses increased by $469,000 to $620,000 or 310.6% for the quarter ended September 30, 1996, compared to the quarter ended September 30, 1995. This increase was primarily due to the net addition of 10 Company-owned restaurants during 1996.

Loss on sale of assets. During the quarter ended September 30, 1996, the Company sold two restaurants at a loss of $554,000. See Note 5 to the consolidated financial statements, "Sale of Assets."

Nine Months Ended September 30, 1996 Compared to the Nine Months Ended September 30, 1995.

Revenues. Total revenue increased by $5,382,000 to $16,067,000 or 50.4% for the nine months ended September 30, 1996, compared to the nine months ended September 30, 1995. Restaurant sales at Company-owned restaurants increased $5,749,000 to $13,354,000 or 75.6% for the nine months ended September 30, 1996, compared to the same period in 1995. These increases were largely the result of the net addition of 10 Company-owned restaurants during 1996. Restaurant sales for same Company-owned restaurants declined by 9.6% during the period in 1996 compared to the same period in 1995. Management believes that this decline is due to a number of factors, including adverse weather conditions in the first quarter of 1996, industry-wide declines in restaurant sales, and price increases implemented by the Company early in the second quarter of 1996.

Franchise and development fees decreased by $211,000 or 20.1% for the nine months ended September 30, 1996, compared to the nine months ended September 30, 1995. This decrease was primarily due to the opening of nine franchised restaurants during 1996 compared to fifteen in 1995.

Royalties decreased by $157,000 to $1,879,000 or 7.7% for the nine months ended September 30, 1996, compared to the nine months ended September 30, 1995. This decrease was principally due to 71 franchised restaurants being in operation at the end of the third quarter of 1996 compared to 90 franchised restaurants at the end of the third quarter of 1995 and drop of same restaurant sales of 9.5%.

Costs and expenses. Cost of restaurant sales at Company-owned restaurants increased by $1,670,000 to $3,680,000 or 83.0% for the nine months ended September 30, 1996, compared to the nine months ended September 30, 1995, principally due to the net addition of ten Company-owned restaurants during 1996, and increased as a percentage of restaurant sales by only .3% to 26.6% for the same restaurants open during both periods, principally due to more favorable contract terms and volume discounts on product purchases.

Labor expenses at Company-owned restaurants increased from 36.2% to 37.6% as a percentage of restaurant sales for the nine months ended September 30, 1996, compared to the nine months ended September 30, 1995, for the same restaurants open during both periods. Occupancy and other costs at Company-owned restaurants increased as a percentage of restaurant sales from 24.7% to 27.3% for the nine months ended September 30, 1996, compared to the same period in 1995, principally due to the start-up costs associated with the net addition of 10 restaurants.

General and administrative. General and administrative expenses increased by $1,261,000 to $5,754,000 for the nine months ended September 30, 1996, compared to the same period in 1995. These increases were due primarily to the opening of ten Company-owned restaurants, the acquisition of four franchised restaurants and the opening of nine franchised restaurants in 1996. The Company, in 1996, also recorded non-recurring charges of $100,000 related to the shareholder lawsuits (see Note 2 to the consolidated financial statements), non-recurring charges of $150,000 for additional Workers Compensation accruals and charges of $483,000 for supplier contracts the Company does not believe it can fulfill.

Provisions for losses. During the nine months ended September 30, 1996, the Company has recorded non-recurring charges to reserve for contingent liabilities under employment agreements with three Company officers who were terminated and for advances made to the Company's former Chairman and Chief Executive Officer.

The Company also reserved $400,000 for a loan previously made to The Italian Oven National Advertising Fund, Inc. and $973,000 for the closing of two restaurants during 1996.

Depreciation and amortization. Depreciation and amortization expenses increased by $911,000 to $1,381,000 or 193.8% for the nine months ended September 30, 1996, compared to the nine months ended September 30, 1995. This increase was primarily due to the net addition of ten Company-owned restaurants during 1996.

Interest income. Interest income increased by $172,000 for the nine months ended September 30, 1996, compared to the nine months ended September 30, 1995. This increase was due to the investment income earned on the net proceeds of the Company's IPO in November 1995.

Liquidity and Capital Resources

The following table presents a summary of the Company's cash flows for the periods:

                                                 Nine Months ended
                                                   September 30,
                                             ------------------------
                                                1996          1995
                                             ------------  ----------

Net cash used for operating activities..... $( 1,158,918)  $(240,476)
Net cash used for investing activities.....  ( 9,634,138)   (919,355)
Net cash (used for) provided by financing
 activities................................  (   297,793)    929,738
                                            ------------   ---------

Net decrease in cash and cash equivalents.. $(11,090,849)  $(230,093)
                                            ============   =========

During the nine months ended September 30, 1996, the Company has suffered losses from operations of $6,818,320. The Company has also utilized all of the cash proceeds from the

IPO, and has not been able to obtain alternate sources of financing to cover immediate and future cash needs for general operating purposes. The first nine months of 1996 have shown a decrease in cash and equivalents of approximately $11,091,000.


See also "Recent Developments" in this Item 2.

                          PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

In July and August 1996, the Company and certain of its current and former officers and directors and the managing underwriters for the Company's November 1995 initial public offering of common stock were named as defendants in three complaints (the "Class Action Suits") filed in the United States District Court for the Western District of Pennsylvania by stockholders who purport to represent a class of stockholders who purchased shares of the Company's common stock, par value $.01 per share ("Common Stock") during the Company's initial public offering or thereafter on the secondary market, all during the period from November 21, 1995 to June 24, 1996. The complaints allege, among other things, that the defendants caused, or controlled persons who caused, misrepresentations concerning the Company's business and affairs to be made in, or materially adverse information concerning the same to be omitted from, the Company's registration statement and prospectus in violation of the anti-fraud provisions of the Securities Act of 1933 and the Pennsylvania Securities Act. The plaintiffs are demanding unspecified damages plus interest, costs and attorney's fees. The Company believes that the allegations in the Class Action Suits are without merit and intends to vigorously defend the action.

In April 1996, the Company, James A. Frye, a Director and formerly the Chairman and Chief Executive Officer of the Company, and his wife, Janice M. Frye, formerly the Vice President of Design of the Company, were named as defendants in a complaint filed in the United States District Court for the Western District of Pennsylvania (under the caption Bahl v. Frye) by four shareholders
                                            ------------
of the Company, Asish Bahl, Yashmeen Vij Bahl, Mohinder Bahl and Jerome Scherer. These shareholders allegedly purchased 17,000 shares of Common Stock at $10 per share and 11,000 shares of Common Stock at $20 per share from Mr. and Mrs. Frye prior to the Company's November 1995 initial public offering of Common Stock. The complaint alleges, among other things, that the defendants violated the anti-fraud provisions of the Securities Act of 1933, the Securities Exchange Act of 1934 and the Pennsylvania Securities Act and made common law fraudulent misrepresentations, all in connection with the sale to the plaintiffs of Common Stock. The plaintiffs are demanding damages in excess of $390,000, plus interest, costs and attorney's fees. The Company believes that the allegations in the complaint are without merit and intends to vigorously defend the action.

In June 1996, the Company and Mr. Frye, a Director and formerly the Chairman and Chief Executive Officer of the Company, were named as defendants in a complaint filed in the United States District Court for the Western District of Pennsylvania (under the caption Stein v. The Italian Oven, Inc.) by Steven Stein
                                ---------------------------------
and Neal Holmes. These shareholders allegedly purchased 5,000 shares of Common Stock from an unspecified shareholders at $20 per share prior to the Company's November 1995 initial public offering of Common Stock. The complaint alleges, among other things, that the defendants made false statements and misrepresentations regarding the Company in violation of the anti-fraud provisions of the Securities Exchange Act of 1934. The plaintiffs are demanding unspecified damages plus interest, costs and attorney's fees. The Company believes that the allegations in the complaint are without merit and intends to vigorously defend the action. The Company has filed a motion to dismiss the case which is presently pending before the court.

The Company and Mr. Frye are parties to an indemnification agreement under which Mr. Frye has agreed to indemnify the Company for claims arising from his sale of shares of the Company's Common Stock owned by him, as is the case in the Bahl action.
----

On October 21, 1996, the Company filed its voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code. Management of the Company determined that the protection from creditors of the Company afforded by the bankruptcy code was necessary in light of anticipated cash shortages.

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

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     11.1 Calculation of Net Loss Per Common Share.

     15.1 Letter Re:  unaudited interim financial information.

     27.1 Financial Data Schedule

     (b)  Reports on Form 8-K

     During the quarter ended September 30, 1996, the Company filed a Current Report on Form 8-K dated August 19, 1996, which related to the Company's sale of the operating assets of two of the Company's owned restaurants in Western Pennsylvania.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            THE ITALIAN OVEN, INC.



                            By:      /s/ Gary L. Steib
                               ------------------------------------
                               Gary L. Steib
                               Vice President of Finance,
                               Chief Financial Officer and Treasurer


Dated: November 19, 1996