Form 10-Q
period 2007-03-31
ITALIAN OVEN INC
filed 2008-11-10
CIK 933425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10Q-SB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

Commission file number 0-27182

THE ITALIAN OVEN, INC.
(Exact name of registrant as specified in its charter)

PENNSYLVANIA	25-1624305
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

196 WEST ASHLAND STREET
DOYLESTOWN, PA  18901
(Address of principal executive offices, including zip code)

(267) 864-7737
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) or the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☐    No  ☒

Indicate by check mark whether the registrant is, a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

 Yes   ☒     No   ☐

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

As of March 31, 2007, there were 4,382,917 shares outstanding of the registrant’s Common Stock, $.01 par value.

FORWARD LOOKING STATEMENTS AND RISK FACTORS

Certain statements contained in this Form 10-QSB filed by The Italian Oven, Inc. (“IOVN” or "Company") constitute "statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements, identified by words such as "will," "may," "expect," "believe," "anticipate," "intend," "could," "should," "expect," "estimate," "plan" and similar expressions, relate to or involve the current views of management with respect to future expectations, objectives and events and are subject to substantial risks, uncertainties and other factors beyond management's control that may cause actual results to be materially different from any such forward-looking statements. Such risks and uncertainties include those set forth in this document and others made by or on behalf of the Company in the future, including but not limited to, the Company's limited operating history, its need for additional capital or financing, its ability or inability to produce and market products and services, its ability to make a profit in the future, its dependence on a limited number of customers and key personnel, its dependence on certain industries, its ability to locate and consummate business opportunities that would appear to be in the best interests of the shareholders, its ability to implement strategies to develop its business in emerging markets, competition from other or similar companies or businesses, and, general economic conditions. Any forward-looking statements in this document and any subsequent Company document must be evaluated in light of these and other important risk factors. The Company does not intend to update any forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

THE ITALIAN OVEN, INC.
BALANCE SHEET (UNAUDITED)
March 31, 2007

Assets

Current assets:

Cash	$0

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:

Accounts payable	$0
Advances from stockholders	0

Total current liabilities	0

Stockholders' equity (deficit):

Preferred stock, $.001 par value, 10,000,000 shares authorized, no shares issued or outstanding	0

Common stock, $.01 par value, 20,000,000 shares authorized, 4,382,917 shares issued and outstanding	43,829

Additional paid-in capital	0

Deficit	(43,829)
0

$0

The accompanying notes are an integral part of the financial statements.

THE ITALIAN OVEN, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

From
	Quarter	Quarter
	Ended	Ended
	March 31,	March 31,
	2007	2006

Revenues	$0	$0

Operating expense:

General and administrative	0	0

Loss from operations	0	0
Provision for income taxes	0	0
Net loss	$0	$0

Basic and diluted net income per weighted average common share	$(.00)	$(.00)

Weighted average number of common shares outstanding	4,382,917	4,382,917

The accompanying notes are an integral part of the financial statements.

THE ITALIAN OVEN, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Quarter	Quarter
	Ended	Ended
	March 31	March 31
	2007	2006
Cash flows from operating activities:

Net loss	$0	$0

Adjustments to reconcile net loss to net cash used in operating activities:
Note payable issued in exchange for services	0	0
Common stock issued for services	0	0
Merger acquisition expense	0	0
Changes in assets and liabilities:
Accrued interest payable	0	0
Account payable	0	0
Net cash used in operating activities	0	0
Cash flows from investing activities:	0	0
Net cash used in investing activities	0	0
Cash flows from financing activities:

Issuance of preferred stock for cash	0	0
Issuance of common stock for cash	0	0
Advances from stockholder	0	0
Net cash provided by financing activities	0	0
Net change in cash	0	0

Cash at the beginning of period	0	0
Cash at the end of period	$0	$0

The accompanying notes are an integral part of the financial statements.

THE ITALIAN OVEN, INC.

NOTES TO FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and business

The Italian Oven, Inc. (the “Company” or “IOVN”) was organized in 1990 under the name Fornello U.S.A., Inc.  IOVN eventually changed its name to The Italian Oven, Inc., to reflect its operation of various Italian restaurants.  However, in October, 1996, IOVN did not have the funds to sustain itself, and it filed for protection under Chapter 11 of the United States Bankruptcy Code.   IOVN submitted a plan to the bankruptcy court which divested it of all assets, including intellectual property.  The plan provided no payment to shareholders, however it did not cancel or extinguish the common shares of IOVN.  The United States Bankruptcy Court for the Western District of Pennsylvania approved the bankruptcy plan and on July 17, 1998, IOVN emerged from bankruptcy.

From the time IOVN emerged from bankruptcy until March 31, 2007, the company conducted no business.  It had no operations and no assets.  Rather, it simply remained dormant while management sought an opportunity for its shareholders.

Basis of presentation and going concern uncertainty

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company for all periods presented have been made.   Specifically, during the relevant time periods, the company had no operations, no assets, and did not accumulate any debt.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The results of operations for the current fiscal quarter are not necessarily indicative of the operating results expected for any succeeding fiscal quarter or for the fiscal year.

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern. However, the Company has no assets or working capital and has no business operations. These conditions, among others, give rise to substantial doubt about the Company's ability to continue as a going concern. There is no assurance that the steps taken by management will meet all of the Company's needs or that it will continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management estimates

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

2. RELATED PARTY TRANSACTIONS

Since at least 1999, Gary L. Steib was the sole officer of the company.  However, he did not own a control position of the company.  He owned less than 1% of the outstanding stock of IOVN.

There have been no stock or loan transactions by the controlling officer during the times material to this report.

3. COMMITMENTS AND CONTINGENCIES

As of March 31, 2007, the Company is not subject to any significant commitments or contingencies or obligated under any lease commitments.

ITEM 2. Management's Discussion and Analysis or Plan of Operation

History

The Italian Oven, Inc. (the “Company” or “IOVN”) was organized in 1990 under the name Fornello U.S.A., Inc.  IOVN eventually changed its name to The Italian Oven, Inc., to reflect its operation of various Italian restaurants.  However, in October, 1996, IOVN did not have the funds to sustain itself, and it filed for protection under Chapter 11 of the United States Bankruptcy Code.   IOVN submitted a plan to the bankruptcy court which divested it of all assets, including intellectual property.  The plan provided no payment to shareholders; however it did not cancel or extinguish the common shares of IOVN.  The United States Bankruptcy Court for the Western District of Pennsylvania approved the bankruptcy plan and on July 17, 1998, IOVN emerged from bankruptcy.

From the time IOVN emerged from bankruptcy until March 31, 2007, the company conducted no business.  It had no operations and no assets.  Rather, it simply remained dormant while management sought an opportunity for its shareholders.

The Company has not had any substantive business operations from its emergence from bankruptcy until the present time and is now considered a "shell company" as it has no or nominal operations. The Company was dormant during all times material to this report and the prior fiscal year.

Because of the Company's current status of having only nominal assets and no recent operating history, in the event the Company does successfully acquire or merge with an operating business opportunity, it is likely that the Company's current shareholders will experience substantial dilution and a resultant change in control of the Company.

Background

It is anticipated that the Company will require only nominal capital to maintain its corporate viability and necessary funds will most likely be provided by the Company's existing shareholders or its officer and director in the immediate future. However, unless the Company is able to facilitate an acquisition of or merger with an operating business or is otherwise able to obtain significant outside financing, substantial doubt will be cast on its ability to continue as a viable corporation.

In the opinion of management, neither inflation nor recession will have a material effect on the operations of the Company until such time as the Company successfully completes an acquisition or merger. At that time, management will evaluate the possible effects of inflation or recession on the Company as it relates to its business and operations following a successful acquisition or merger.

Plan of Operation

In the future, the Company may seek out and investigate possible business opportunities with the intent to acquire or merge with one or more business ventures. Because the Company lacks cash and other capital resources, it may be necessary for the officers and directors to either advance funds to the Company or to accrue expenses until such time as a successful business consolidation can be made.

Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible. If the Company engages outside advisors or consultants in its search for business opportunities, it may be necessary for the Company to attempt to raise additional funds.

As of the date hereof, the Company has not made any arrangements or definitive agreements to use outside advisors or consultants or to raise any capital. In the event the Company does need to raise capital most likely the only method available to the Company would be the private sale of its securities.  It is unlikely that the Company could make a public sale of securities or be able to borrow any significant sum from either a commercial or private lender. There can be no assurance that the Company will be able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on terms acceptable to the Company.

The Company does not intend to use any employees at the present time.  Outside advisors or consultants will be used only if financing appears available to fund them without incurring significant debt for the company. Management is confident that it will be able to operate in this manner and to continue its search for business opportunities during the next twelve months.

ITEM 3. Controls and Procedures

Because management changed from the material times in this report and the time of filing, current management cannot affirmatively state that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported as specified in the Securities and Exchange Commission's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, as appropriate, to allow timely decisions regarding required disclosure.   However, management filing this report, including Joanna Chmielewska, the President of the company on the date of the filing of said report, believes that the information is true to the extent that the company has no assets, operations, prospects, or debt.

During the period, there were no known significant changes in internal controls or in other factors that could affect internal controls.

Part II - OTHER INFORMATION

ITEM 1. Legal Proceedings

None.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

ITEM 5. Other Information

None.

ITEM 6. Exhibits and Reports on Form 8-K

Exhibits

31.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Reports on Form 8-K

None.

THE ITALIAN OVEN, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Italian Oven, Inc.

Date: November 10, 2008	/s/Joanna Chmielewska
Joanna Chmielewska
President and Chief Financial Officer