Form 10-Q
period 2000-03-31
ITALIAN OVEN INC
filed 2009-04-23
CIK 933425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10Q-SB

For the quarterly period ended March 31, 2000

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

 Yes    ☒    No    ☐

Transitional Small Business Disclosure Format (Check one): Yes ☐No ☒

As of March 31, 2000, there were 4,382,917 shares outstanding of the registrant’s Common Stock, $.01 par value.

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

WARNING:  The Italian Oven, Inc., has not conducted business during the time period of this report.  In addition, The Italian Oven, Inc., does not presently conduct business operations.   The company has no assets.  The previously filed registration statement should not be relied upon as the company has divested itself of all assets during its 1997 bankruptcy proceeding and has been dormant since.  Only experienced investors who understand the risks of purchasing the common stock of a shell company with no assets should participate in any trading of our common stock.

The financial data contained in this report, although believed to be accurate, was not prepared by a certified public accountant and may be amended upon the review of an accounting service.  In addition, the company relied on information provided by third parties to submit this report and said information could be changed as new information is located.

PARTI - FINANCIAL INFORMATION

ITEM 1. Financial Statements

THE ITALIAN OVEN, INC.

BALANCE SHEET (UNAUDITED)

March 31, 2000

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

THE ITALIAN OVEN, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Quarter	Quarter
	Ended	Ended
	March 31,	March 31,
	2000	1999

Revenues	$0	$0

Operating expense:

General and administrative	0	0

Loss from operations	0	0
Provision for income taxes	0	0
Net loss	$0	$0

Basic and diluted net income per weighted average common share	$(.00)	$(.00)

Weighted average number of common shares outstanding	4,382,917	4,382,917

The accompanying notes are an integral part of the financial statements.

THE ITALIAN OVEN, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Quarter	Quarter
	Ended	Ended
	March 31	March 31
	2000	1999
Cash flows from operating activities:

Net loss	$0	$0

Adjustments to reconcile net loss to net cash used in operating activities:
Note payable issued in exchange for services	0	0
Common stock issued for services	0	0
Merger acquisition expense	0	0
Changes in assets and liabilities:
Accrued interest payable	0	0
Account payable	0	0
Net cash used in operating activities	0	0
Cash flows from investing activities:	0	0
Net cash used in investing activities	0	0
Cash flows from financing activities:

Issuance of preferred stock for cash	0	0
Issuance of common stock for cash	0	0
Advances from stockholder	0	0
Net cash provided by financing activities	0	0
Net change in cash	0	0

Cash at the beginning of period	0	0
Cash at the end of period	$0	$0

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

From the time IOVN emerged from bankruptcy until March 31, 2000, the company conducted no business.  It had no operations and no assets.  Rather, it simply remained dormant while management sought an opportunity for its shareholders.  The company does not own any restaurants and is not affiliated with the restaurants bearing its name.

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

3. COMMITMENTS AND CONTINGENCIES

As of March 31, 2000, the Company is not subject to any significant commitments or contingencies or obligated under any lease commitments.

ITEM2. Management's Discussion and Analysis or Plan of Operation

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

 From the time IOVN emerged from bankruptcy until March 31, 2000, the company conducted no business.  It had no operations and no assets.  Rather, it simply remained dormant while management sought an opportunity for its shareholders.

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

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

ITEM 5. Other Information

The Italian Oven, Inc. common stock constitutes an extremely risky investment.  The company presently has no business operations or assets.  The company's financial submissions to the Securities and Exchange Commission are late.  No person, other than experienced investors understanding the risk factors for over the counter securities, should take part in the purchasing of The Italian Oven's common stock.  The Italian Oven, Inc., is not presently affiliated with any restaurant or any of its prior franchise or food service operations.  All remaining Italian Oven restaurants are operating separately from The Italian Oven, Inc.

ITEM 6. Exhibits and Reports on Form 8-K

Exhibits

31.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the SARBANES-OXLEY ACT OF 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the SARBANES-OXLEY ACT OF 2002

Reports on Form 8-K

None.

THEITALIAN OVEN, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Italian Oven, Inc.

Date: April 21, 2009	/s/ Joanna Chmielewska
Joanna Chmielewska
President and Chief Financial Officer

EXHIBIT 31.1

CERTIFICATIONS

I, Joanna Chmielewska, certify that:

1. I have reviewed this Quarterly Report on Form 10-QSB of The Italian Oven, Inc.

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. I am presently responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a – 15(f) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, except that in this instance I was not an officer at the time the data was accumulated in this report and based the information on third party information obtained from prior officers and their legal counsel, of which I believe to be true;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation, but note that I was not an officer at the time period in this report and based the information on data received from the company’s prior officers; and

(d) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: April 21, 2009	/s/ Joanna Chmielewska
Joanna Chmielewska
President and Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. § 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q of The Italian Oven, Inc., (the “Company”) for the quarter ended March 31, 2000, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned President, and sole officer of the Company, certifies, to the best of her knowledge, information, and belief of the signatory, pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:

(1) The Report complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Joanna Chmielewska
President and Chief Financial Officer
Date: April 21, 2009