Form 10-Q
period 2001-03-31
ITALIAN OVEN INC
filed 2009-04-23
CIK 933425

2001

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10Q-SB

For the quarterly period ended March 31, 2001

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

As of March 31, 2001, there were 4,382,917 shares outstanding of the registrant’s Common Stock, $.01 par value.

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

PARTI - FINANCIAL INFORMATION

ITEM 1. Financial Statements

THE ITALIAN OVEN, INC.

BALANCE SHEET (UNAUDITED)

March 31, 2001

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

THE ITALIAN OVEN, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Quarter	Quarter
	Ended	Ended
	March 31,	March 31,
	2001	2000

Revenues	$0	$0

Operating expense:

General and administrative	0	0

Loss from operations	0	0
Provision for income taxes	0	0
Net loss	$0	$0

Basic and diluted net income per weighted average common share	$(.00)	$(.00)

Weighted average number of common shares outstanding	4,382,917	4,382,917

The accompanying notes are an integral part of the financial statements.

THE ITALIAN OVEN, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Quarter	Quarter
	Ended	Ended
	March 31	March 31
	2001	2000
Cash flows from operating activities:

Net loss	$0	$0

Adjustments to reconcile net loss to net cash used in operating activities:
Note payable issued in exchange for services	0	0
Common stock issued for services	0	0
Merger acquisition expense	0	0
Changes in assets and liabilities:
Accrued interest payable	0	0
Account payable	0	0
Net cash used in operating activities	0	0
Cash flows from investing activities:	0	0
Net cash used in investing activities	0	0
Cash flows from financing activities:

Issuance of preferred stock for cash	0	0
Issuance of common stock for cash	0	0
Advances from stockholder	0	0
Net cash provided by financing activities	0	0
Net change in cash	0	0

Cash at the beginning of period	0	0
Cash at the end of period	$0	$0

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

From the time IOVN emerged from bankruptcy until March 31, 2001, the company conducted no business.  It had no operations and no assets.  Rather, it simply remained dormant while management sought an opportunity for its shareholders.  The company does not own any restaurants and is not affiliated with the restaurants bearing its name.

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

3. COMMITMENTS AND CONTINGENCIES

As of March 31, 2001, the Company is not subject to any significant commitments or contingencies or obligated under any lease commitments.

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

 From the time IOVN emerged from bankruptcy until March 31, 2001, the company conducted no business.  It had no operations and no assets.  Rather, it simply remained dormant while management sought an opportunity for its shareholders.

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

CERTIFICATION PURSUANT TO

18 U.S.C. § 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q of The Italian Oven, Inc., (the “Company”) for the quarter ended March 31, 2001, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned President, and sole officer of the Company, certifies, to the best of her knowledge, information, and belief of the signatory, pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:

(1) The Report complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Joanna Chmielewska
President and Chief Financial Officer
Date: April 21, 2009