Form 10-Q
period 2001-09-30
ITALIAN OVEN INC
filed 2009-04-23
CIK 933425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10Q-SB

For the quarterly period ended September 30, 2001

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

As of September 30, 2001, there were 4,382,917 shares outstanding of the registrant’s Common Stock, $.01 par value.

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

PARTI - FINANCIAL INFORMATION

ITEM 1. Financial Statements

THE ITALIAN OVEN, INC.

BALANCE SHEET (UNAUDITED)

September 30, 2001

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

From the time IOVN emerged from bankruptcy until September 30, 2001, the company conducted no business.  It had no operations and no assets.  Rather, it simply remained dormant while management sought an opportunity for its shareholders.  The company does not own any restaurants and is not affiliated with the restaurants bearing its name.

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

3. COMMITMENTS AND CONTINGENCIES

As of September 30, 2001, the Company is not subject to any significant commitments or contingencies or obligated under any lease commitments.

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

 From the time IOVN emerged from bankruptcy until September 30, 2001, the company conducted no business.  It had no operations and no assets.  Rather, it simply remained dormant while management sought an opportunity for its shareholders.

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