Form 10-Q
period 2008-03-31
ITALIAN OVEN INC
filed 2009-07-28
CIK 933425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10Q-SB

For the quarterly period ended March 31, 2008

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

As of March 31, 2008, there were 4,382,917 shares outstanding of the registrant’s Common Stock, $.01 par value.

 FORWARD LOOKING STATEMENTS AND RISK FACTORS

Certain statements contained in this Form 10-QSB filed by The Italian Oven, Inc. (“IOVE” or "Company") constitute "statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements, identified by words such as "will," "may," "expect," "believe," "anticipate," "intend," "could," "should," "expect," "estimate," "plan" and similar expressions, relate to or involve the current views of management with respect to future expectations, objectives and events and are subject to substantial risks, uncertainties and other factors beyond management's control that may cause actual results to be materially different from any such forward-looking statements. Such risks and uncertainties include those set forth in this document and others made by or on behalf of the Company in the future, including but not limited to, the Company's limited operating history, its need for additional capital or financing, its ability or inability to produce and market products and services, its ability to make a profit in the future, its dependence on a limited number of customers and key personnel, its dependence on certain industries, its ability to locate and consummate business opportunities that would appear to be in the best interests of the shareholders, its ability to implement strategies to develop its business in emerging markets, competition from other or similar companies or businesses, and, general economic conditions. Any forward-looking statements in this document and any subsequent Company document must be evaluated in light of these and other important risk factors. The Company does not intend to update any forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information.

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

PARTI - FINANCIAL INFORMATION

ITEM 1. Financial Statements

THE ITALIAN OVEN, INC.

BALANCE SHEET (UNAUDITED)

March 31, 2008

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

THE ITALIAN OVEN, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Quarter	Quarter
	Ended	Ended
	March 31	March 31
	2008	2007

Revenues	$0	$0

Operating expense:

General and administrative	0	0

Loss from operations	0	0
Provision for income taxes	0	0
Net loss	$0	$0

Basic and diluted net income per weighted average common share	$(.00)	$(.00)

Weighted average number of common shares outstanding	4,382,917	4,382,917

The accompanying notes are an integral part of the financial statements.

THE ITALIAN OVEN, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Quarter	Quarter
	Ended	Ended
	March 31	March 31
	2008	2007
Cash flows from operating activities:

Net loss	$0	$0

Adjustments to reconcile net loss to net cash used in operating activities:
Note payable issued in exchange for services	0	0
Common stock issued for services	0	0
Merger acquisition expense	0	0
Changes in assets and liabilities:
Accrued interest payable	0	0
Account payable	0	0
Net cash used in operating activities	0	0
Cash flows from investing activities:	0	0
Net cash used in investing activities	0	0
Cash flows from financing activities:

Issuance of preferred stock for cash	0	0
Issuance of common stock for cash	0	0
Advances from stockholder	0	0
Net cash provided by financing activities	0	0
Net change in cash	0	0

Cash at the beginning of period	0	0
Cash at the end of period	$0	$0

The accompanying notes are an integral part of the financial statements.

THE ITALIAN OVEN, INC.

NOTES TO FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and business

The Italian Oven, Inc. (the “Company” or “IOVE”) was organized in 1990 under the name Fornello U.S.A., Inc.  IOVE eventually changed its name to The Italian Oven, Inc., to reflect its operation of various Italian restaurants.  However, in October, 1996, IOVE did not have the funds to sustain itself, and it filed for protection under Chapter 11 of the United States Bankruptcy Code.   IOVE submitted a plan to the bankruptcy court which divested it of all assets, including intellectual property.  The plan provided no payment to shareholders, however it did not cancel or extinguish the common shares of IOVE.  The United States Bankruptcy Court for the Western District of Pennsylvania approved the bankruptcy plan and on July 17, 1998, IOVE emerged from bankruptcy.

From the time IOVE emerged from bankruptcy until March 31, 2008, the company conducted no business.  It had no operations and no assets.  Rather, it simply remained dormant while management sought an opportunity for its shareholders.  The company does not own any restaurants and is not affiliated with the restaurants bearing its name.

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

2. RELATED PARTY TRANSACTIONS

Since at least 1999, Gary L. Steib was the sole officer of the company.  However, he did not own a control position of the company.  He owned less than 1% of the outstanding stock of IOVE.

There have been no stock or loan transactions by the controlling officer during the times material to this report.

3. COMMITMENTS AND CONTINGENCIES

As of March 31, 2008, other than the following, the Company is not subject to any significant commitments or contingencies or obligated under any lease commitments.  During the first quarter of 2008, the company engaged Corporate Restructuring to provide consulting services to revamp the corporation and to attempt to assist it in finding a suitable business or investor so that it can restart operations.  The consulting services will result in a debt owed to Corporate Restructuring by the Company that will need to be paid in the future.  As of March 31, 2008, it is unclear what the amount owed to Corporate Restructuring will be and the final amount is subject to negotiation by the Company and its officers.  Shareholders should be warned that the act of restructuring the company may not be successful but nevertheless the consulting fees may be significant and might materially impact the Company's ability to operate in the future absent a capital infusion.

ITEM 2. Management's Discussion and Analysis or Plan of Operation

History

The Italian Oven, Inc. (the “Company” or “IOVE”) was organized in 1990 under the name Fornello U.S.A., Inc.  IOVE eventually changed its name to The Italian Oven, Inc., to reflect its operation of various Italian restaurants.  However, in October, 1996, IOVE did not have the funds to sustain itself, and it filed for protection under Chapter 11 of the United States Bankruptcy Code.   IOVE submitted a plan to the bankruptcy court which divested it of all assets, including intellectual property.  The plan provided no payment to shareholders; however it did not cancel or extinguish the common shares of IOVE.  The United States Bankruptcy Court for the Western District of Pennsylvania approved the bankruptcy plan and on July 17, 1998, IOVE emerged from bankruptcy.

             From the time IOVE emerged from bankruptcy until March 31, 2008, the company conducted no business.  It had no operations and no assets.  Rather, it simply remained dormant while management sought an opportunity for its shareholders.

The Company has not had any substantive business operations from its emergence from bankruptcy through the time period of this filing and is now considered a "shell company" as it has no or nominal operations. The Company was dormant during all times material to this report and the prior fiscal year.

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

During the time covered by this report, the Company engaged the services of Corporate Restructuring to begin a plan to assist in obtaining a new business entity for the shell or to find an investor to take control of the company.  In the event the Company does need to raise capital most likely the only method available to the Company would be the private sale of its securities.  It is unlikely that the Company could make a public sale of securities or be able to borrow any significant sum from either a commercial or private lender. There can be no assurance that the Company will be able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on terms acceptable to the Company.

The Company does not intend to use any employees at the present time.  Outside advisors or consultants will be used only if financing appears available to fund them without incurring significant debt for the company. Management is confident that it will be able to operate in this manner and to continue its search for business opportunities during the next twelve months.

ITEM 3. Controls and Procedures

Because management changed from the material times in this report and the time of filing, current management cannot affirmatively state that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported as specified in the Securities and Exchange Commission's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, as appropriate, to allow timely decisions regarding required disclosure.   However, management filing this report, including Joanna Chmielewska, the President of the company on the date of the filing of said report, believes that the information is true to the extent that the company has no assets, operations, prospects, or debt and that the only activity performed was to receive consulting services in an attempt to restructure itself.

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

The Italian Oven, Inc.

Date: July 28, 2009	/s/ Joanna Chmielewska
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

Date: July 28, 2009	/s/ Joanna Chmielewska
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
Date: July 28, 2009