Form 10-Q
period 2008-06-30
ITALIAN OVEN INC
filed 2009-07-28
CIK 933425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10Q-SB

For the quarterly period ended June 30 2008

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

As of June 30, 2008, there were 4,382,917 shares outstanding of the registrant’s Common Stock, $.01 par value.

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

PARTI - FINANCIAL INFORMATION

ITEM 1. Financial Statements

THE ITALIAN OVEN, INC.

BALANCE SHEET (UNAUDITED)

June 30, 2008

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

THE ITALIAN OVEN, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Quarter	Quarter
	Ended	Ended
	June 30	June 30
	2008	2007

Revenues	$0	$0

Operating expense:

General and administrative	0	0

Loss from operations	0	0
Provision for income taxes	0	0
Net loss	$0	$0

Basic and diluted net income per weighted average common share	$(.00)	$(.00)

Weighted average number of common shares outstanding	4,382,917	4,382,917

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

From the time IOVE emerged from bankruptcy until June 30, 2008, the company conducted no business.  It had no operations and no assets.  Rather, it simply remained dormant while management sought an opportunity for its shareholders.  The company does not own any restaurants and is not affiliated with the restaurants bearing its name.

As discussed in more detail below, in 2008 the Company began obtaining consulting services in an effort to assist it in restructuring its business.

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

3. COMMITMENTS AND CONTINGENCIES

As of June 30, 2008, other than the following, the Company is not subject to any significant commitments or contingencies or obligated under any lease commitments.  During the first quarter of 2008, the company engaged Corporate Restructuring to provide consulting services to revamp the corporation and to attempt to assist it in finding a suitable business or investor so that it can restart operations.  The consulting services will result in a debt owed to Corporate Restructuring by the Company that will need to be paid in the future.  As of June 30, 2008, it is unclear what the amount owed to Corporate Restructuring will be and the final amount is subject to negotiation by the Company and its officers.  Shareholders should be warned that the act of restructuring the company may not be successful but nevertheless the consulting fees may be significant and might materially impact the Company's ability to operate in the future absent a capital infusion.

During the second quarter of 2008, the Company continued to receive consulting services from Corporate Restructuring.

In addition, the Company retained the Hunt Law Corporation in April 2008 to provide consulting with respect to legal matters facing the company in its restructuring.  The consultations and legal advice will need to be paid in the future.  As with the consulting services provided by Corporate Restructuring, the amounts due the Hunt Law Group may be significant and result in significant debt to the Company.  However, the legal consulting may not yield any results benefitting the Company.  For instance, the Company may not be able to locate a suitor or an investor.  It may not find a business operation.  As such, any investor should consider the significant risks of buying the Company's common stock under the scenerio that it may owe money but not achieve a future business plan.

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

             From the time IOVE emerged from bankruptcy until June 30, 2008, the company conducted no business.  It had no operations and no assets.  Rather, it simply remained dormant while management sought an opportunity for its shareholders and obtained consultations as to its potential for restructuring.

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