Form 10-Q
period 2008-09-30
ITALIAN OVEN INC
filed 2009-07-28
CIK 933425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10Q-SB

For the quarterly period ended September 30 2008

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

As of September 30, 2008, there were 4,382,917 shares outstanding of the registrant’s Common Stock, $.01 par value.

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

PARTI - FINANCIAL INFORMATION

ITEM 1. Financial Statements

THE ITALIAN OVEN, INC.

BALANCE SHEET (UNAUDITED)

September 30, 2008

Assets

Current assets:

Cash	$0

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:

Accounts payable	$7722.00
Advances from stockholders	0

Total current liabilities	7722.00

Stockholders' equity (deficit):

Preferred stock, $.001 par value, 10,000,000 shares authorized, no shares issued or outstanding	0

Common stock, $.01 par value, 20,000,000 shares authorized, 4,382,917 shares issued and outstanding	43,829

Additional paid-in capital	0

Deficit	(51,551)
0

$0

 The accompanying notes are an integral part of the financial statements.

THE ITALIAN OVEN, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Quarter	Quarter
	Ended	Ended
	September 30	September 30
	2008	2007

Revenues	$0	$0

Operating expense:

General and administrative	7722.00	0

Loss from operations	0	0
Provision for income taxes	0	0
Net loss	$7722.00	$0

Basic and diluted net income per weighted average common share	$(.001762)	$(.00)

Weighted average number of common shares outstanding	4,382,917	4,382,917

The accompanying notes are an integral part of the financial statements.

THE ITALIAN OVEN, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Quarter	Quarter
	Ended	Ended
	September 30	September 30
	2008	2007
Cash flows from operating activities:

Net loss	$7722.00	$0

Adjustments to reconcile net loss to net cash used in operating activities:
Note payable issued in exchange for services	0	0
Common stock issued for services	0	0
Merger acquisition expense	0	0
Changes in assets and liabilities:
Accrued interest payable	0	0
Account payable	7722.00	0
Net cash used in operating activities	0	0
Cash flows from investing activities:	0	0
Net cash used in investing activities	0	0
Cash flows from financing activities:

Issuance of preferred stock for cash	0	0
Issuance of common stock for cash	0	0
Advances from stockholder	0	0
Net cash provided by financing activities	0	0
Net change in cash	0	0

Cash at the beginning of period	0	0
Cash at the end of period	$0	$0

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

From the time IOVE emerged from bankruptcy until September 30, 2008, the company conducted no business.  It had no operations and no assets.  Rather, it simply remained dormant while management sought an opportunity for its shareholders.  The company does not own any restaurants and is not affiliated with the restaurants bearing its name.

As discussed in more detail below, durng the first and second quarters of 2008 the Company began obtaining consulting services in an effort to assist it in restructuring its business.

In the third quarter of 2008, the Company incurred fees to CSC Services to obtain certain corporate documents and assure the underlying corporate vehicle was in good standing.

In addition, durng the third quarter of 2008, the Company engaged in additional action to restructure itself as described below.

During the restructuring, a potential investor of the Company emerged in July 2008 and a letter of intent was received.  The letter of intent included preliminary provisions where an investment of $175,000.00 would be made into the Company in exchange for shares of common stock that represent control of the entity.  The letter of intent is not a final document and is contingent on certain acts being performed.  At any time, the investor could withdraw his intent to purchase the control of the Company.  It is believed that the majority of the investment will be used to pay the debt to third party legal, financial, and restructuring consultants and that, upon transfer of control to the investor, the Company will have no business plan and not be a viable entity unless the investor or those affiliated with the investor inject additional cash into the Company.

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

As stated above, IOVE received a letter of intent from a third party to purchase a control block of the Company's common stock for $175,000.00.  This investment will allow the Company to pay the debts for consulting described below, but will probably not enable the Company to acquire an ongoing business or to be a viable entity absent additional injections of cash.

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

3. COMMITMENTS AND CONTINGENCIES

As of September 30, 2008, other than the following, the Company is not subject to any significant commitments or contingencies or obligated under any lease commitments.  During the first quarter of 2008, the company engaged Corporate Restructuring to provide consulting services to revamp the corporation and to attempt to assist it in finding a suitable business or investor so that it can restart operations.  The consulting services will result in a debt owed to Corporate Restructuring by the Company that will need to be paid in the future.  As of September 30, 2008, it is unclear what the amount owed to Corporate Restructuring will be and the final amount is subject to negotiation by the Company and its officers.  Shareholders should be warned that the act of restructuring the company may not be successful but nevertheless the consulting fees may be significant and might materially impact the Company's ability to operate in the future absent a capital infusion.

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

During the third quarter of 2008, the Company continued to receive legal services from the Hunt Law Corp and Corporate Restructuring.  These services created a commitment to pay upon completion of any business acquisition or termination of the consulting services as moreso described above.

In addition, the Company retained Schrader & Schoenberg as legal advisors pertaining to a dispute with American Stock Transfer, the Company's former transfer agent which is discussed under legal proceedings and is incorporated herein by reference.  This resulted in a debt of $7,500.00 that is included in the accounts payable section of the balance sheets listed above.

Beginning in July 2008, the company retained and accepted business and financial consulting services from RVCA Partners.  The consulting services involved the restructuring of the Company.  This consultation service created a debt to RVCA Partners.   The amount of the debt is not known and is subject to negotiations upon the completion of the consulting services.  However, the debt could be significant and may not be able to be paid unless the Company receives an investor.

In the third quarter of 2008, the Company received a letter of intent from a potential investor to provide a cash infusion to the Company in exchange for a control block of shares.  This letter of intent created the need to retain an independent escrow agent to handle the transaction, accept the funds, and disburse them.  The Company appointed Jerrald D. Conder, an attorney, to handle the escrow transaction.  Attorney Conder agreed to accept certain fees from the Company to act as the escrow agent.  This created a potential liability and debt to Attorney Conder.   The amount of the debt was not decided during the third quarter of 2008, but it is most likely to be under $1,000.00.  The Company did not include this amount in its balance sheet as it was not finalized.  In addition, the hiring of Attorney Conder as escrow agent created a contingent debt based on potential fees from his bank, Zion's Bank, that would receive the funds if the letter of intent resulted in a purchase of the controlling interest of the Company.  The debt for banking fees is not estimated to be a significant amount of money.

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

             From the time IOVE emerged from bankruptcy until September 30, 2008, the company conducted no business.  It had no operations and no assets.  Rather, it simply remained dormant while management sought an opportunity for its shareholders and obtained consultations as to its potential for restructuring.

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