Form 10-K
period 2000-12-31
ACCREDITED BUSINESS CONSOLIDATORS CORP.
filed 2010-04-23
CIK 933425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM  10K

x	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2000.

Commission file number 0-27182

ACCREDITED BUSINESS CONSOLIDATORS CORP.

(Exact name of registrant as specified in its charter)

PENNSYLVANIA	25-1624305
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

196 WEST ASHLAND STREET
DOYLESTOWN, PA  18901

(Address of principal executive offices, including zip code)

(267) 864-7737

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:    None

Securities registered pursuant to Section 12(g) of the Act:   Class  Common stock, $.01 par value (2009 post-split $.0001 par value)

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:  (  ) Yes  (X) No.

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act:  (  ) Yes  (X) No.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) or the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes    o    No   x

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (s. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ( ) Yes   (X) No.

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (s. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, indefinite proxy or information statements incorporated by reference in Part III of this Form 10-L or any amendment to this Form 10-K.    (  ).

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company," in Rule 12b-2 of the Exchange Act.  (  ) Large accelerated filer; ( ) Accelerated filer; (  ) Non-accelerated filer (do not check if a smaller reporting company); (X) Smaller reporting company.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  (X) Yes (during the times material to this report)  ( ) No.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second quarter:  As of June 30, 2000, considering a price of the common stock being .015, the aggregate market value of the common equity was $65,743.75.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  (X) Yes  ( ) No.   NOTE:  The Company emerged from bankruptcy in 1998, but the plan approved by the United States Bankruptcy Court for the Western District of Pennsylvania did not include any distribution of securities.  Rather, under the plan, the previous common shareholders received no distribution of assets, but their shares remained in tact.  Creditors and other parties did not receive shares, and no additional shares were issued.

As of December 31, 2000, there were 4,382,917 shares outstanding of the registrant’s Common Stock, $.01 par value.

As of the date of this filing, there were 436,399,500 shares outstanding of the registrant's Common Stock, $.0001 par value, reflecting a forward split of 100 new shares for every 1 old share which took place on May 22, 2009.

TABLE OF CONTENTS

PREFACE – FORWARD LOOKING STATEMENTS AND RISK FACTORS		3

PART I		4

ITEM 1.	Description of Business	4

ITEM 1A.	Risk Factors	5

ITEM 2	Properties	6

ITEM 3	Legal Proceedings	6

ITEM 4	Submission of Matters to a Vote of Securities Holders	6

PART II.		6

ITEM 5.	Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases	6

ITEM 6. Selected Financial Data		7

ITEM 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	7

ITEM 8.	Financial Statements and Supplementary Data	7

ITEM 9.	Changes in and Disagreements with Accountants or Accounting and Financial Disclosure	7

ITEM 9AT	Controls and Procedures	7

ITEM 9B.	Other Information	7

PART III.		8
ITEM 10.	Directors, Executive Officers, and Corporate Governance	8

ITEM 11.    Executive Compensation

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

ITEM 13.    Certain Relationships and Related Transactions

ITEM 14.  Principal Accounting Fees and Services

ITEM 15.  Exhibits, Financial Statements, and Schedules

		8 9 9 10 11

 FORWARD LOOKING STATEMENTS AND RISK FACTORS

Certain statements contained in this Form 10-K filed by Accredited Business Consolidators Corp. ("Accredited" or "Company") constitute "statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements, identified by words such as "will," "may," "expect," "believe," "anticipate," "intend," "could," "should," "expect," "estimate," "plan" and similar expressions, relate to or involve the current views of management with respect to future expectations, objectives and events and are subject to substantial risks, uncertainties and other factors beyond management's control that may cause actual results to be materially different from any such forward-looking statements. Such risks and uncertainties include those set forth in this document and others made by or on behalf of the Company in the future, including but not limited to, the Company's limited operating history, its need for additional capital or financing, its ability or inability to produce and market products and services, its ability to make a profit in the future, its dependence on a limited number of customers and key personnel, its dependence on certain industries, its ability to locate and consummate business opportunities that would appear to be in the best interests of the shareholders, its ability to implement strategies to develop its business in emerging markets, competition from other or similar companies or businesses, and, general economic conditions. Any forward-looking statements in this document and any subsequent Company document must be evaluated in light of these and other important risk factors. The Company does not intend to update any forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information.

WARNING:  Accredited Business Consolidators Corp. has not conducted business during the time period of this report.   The company had no assets during the year 2000.  The previously filed registration statement should not be relied upon as the company has divested itself of all assets during its 1997 bankruptcy proceeding and has been dormant since.  Only experienced investors who understand the risks of purchasing the common stock of a shell company with no assets should participate in any trading of our common stock.

The financial data contained in this report, although believed to be accurate, was not prepared by a certified public accountant and may be amended upon the review of an accounting service.  In addition, the company relied on information provided by third parties to submit this report and said information could be changed as new information is located.

PART I

ITEM 1  -- DESCRIPTION OF BUSINESS

             Accredited Business Consolidators Corp. (the “Company” or “Accredited”) was organized in 1990 under the name Fornello U.S.A., Inc.  Accredited eventually changed its name to The Italian Oven, Inc., to reflect its operation of various Italian restaurants.  However, in October, 1996, Accredited did not have the funds to sustain itself, and it filed for protection under Chapter 11 of the United States Bankruptcy Code.   Accredited submitted a plan to the bankruptcy court which divested it of all assets, including intellectual property.  The plan provided no payment to shareholders; however it did not cancel or extinguish the common shares of Accredited.  The United States Bankruptcy Court for the Western District of Pennsylvania approved the bankruptcy plan and on July 17, 1998, Accredited emerged from bankruptcy.      From the time Accredited emerged from bankruptcy until December 31, 2000, the company conducted no business.  It had no operations and no assets.  Rather, it simply remained dormant while management sought an opportunity for its shareholders.  The Company has not had any substantive business operations from its emergence from bankruptcy until the present time and is now considered a "shell company" as it has no or nominal operations. The Company was dormant during all times material to this report and the prior fiscal year.    Because of the Company's current status of having only nominal assets and no recent operating history, in the event the Company does successfully acquire or merge with an operating business opportunity, it is likely that the Company's current shareholders will experience substantial dilution and a resultant change in control of the Company.   It is anticipated that the Company will require only nominal capital to maintain its corporate viability and necessary funds will most likely be provided by the Company's existing shareholders or its officer and director in the immediate future. However, unless the Company is able to facilitate an acquisition of or merger with an operating business or is otherwise able to obtain significant outside financing, substantial doubt will be cast on its ability to continue as a viable corporation.  In the opinion of management, neither inflation nor recession will have a material effect on the operations of the Company until such time as the Company successfully completes an acquisition or merger. At that time, management will evaluate the possible effects of inflation or recession on the Company as it relates to its business and operations following a successful acquisition or merger.     In the future, the Company may seek out and investigate possible business opportunities with the intent to acquire or merge with one or more business ventures. Because the Company lacks cash and other capital resources, it may be necessary for the officers and directors to either advance funds to the Company or to accrue expenses until such time as a successful business consolidation can be made.     Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible. If the Company engages outside advisors or consultants in its search for business opportunities, it may be necessary for the Company to attempt to raise additional funds.   In 2009, after the fiscal year 2000 closed, the Company changed its name to Accredited Business Consolidators Corp.  For more information about this change, the Company refers the investor to the 2008 and 2009 filings with the Securities and Exchange Commission.

ITEM 1A.  Risk Factors.

Smaller reporting companies are not required to provide risk factor disclosure on their form 10-K filings.  Nevertheless, Accredited Business Consolidators Corp. believes that investors and potential investors should view our company as an extremely high risk and speculative investment.  We have outlined certain risk factors below:

1.  Our Business Is Difficult To Evaluate Because We Have No Ongoing Operations and Minimal Assets. As the Company currently has no ongoing operations and only minimal assets, there is a risk that we will be unable to continue as a going concern and consummate a business combination. We have no significant assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in our incurring a net operating loss that will increase continuously until we can consummate a business combination with a profitable business opportunity. We cannot assure you that we can identify a suitable business opportunity and consummate a business combination.

2. We Will Continue To Incur Claims, Liabilities And Expenses. We will continue to incur claims, liabilities and expenses, which will reduce the realizable value of our remaining assets and the amount potentially available for distribution to stockholders. Claims, liabilities and expenses from operations (such as salaries, directors' and officers' insurance, payroll and taxes, legal, accounting and consulting fees and miscellaneous office expenses) will continue to be incurred. These expenses will have to be satisfied from our remaining assets and, therefore, will reduce the net realizable value of those assets.

3.  Our Business Will Have No Revenues Unless And Until We Merge With Or Acquire An Operating Business. As of the date hereof, the Company, as defined in Rule 12b-2 under the Exchange Act, is a “shell company,” defined as a company with no or nominal assets (other than cash) and no or nominal operations. We currently have no revenues from operations. We may not realize any revenues unless and until we successfully merge with or acquire an operating business.

4.   Because Of The Deficiencies In Our Past Compliance With Disclosure Rules And The Requirements Of Securities Laws, We Face Risks Of Liability Under The Securities Laws.  We have not filed our annual reports for several years.  Therefore, we could be named in an administrative, civil or criminal proceeding by the SEC or another government entity, and we could be named in a civil proceeding brought by a stockholder or other private entity. There is no guarantee we would emerge from such a proceeding with the ability to continue as a going concern.    The deficiencies in our compliance which we believe could have material consequences for us include the following:

5.  This Financial Report Was Prepared By Current Officers Of The Company Who Were Not Officers At The Material Times.  Prior management of the Company did not file timely financial reports.  Therefore, the present report is being filed by current management that had no affiliation with the Company during the material times.  In general, management is relying on representations of the prior officers and of legal counsel familiar with the matters to state that there were no activities during the material times.  Limited due diligence could be done as the Company had no bank accounts or accounting registries to verify that no transactions occurred.

6.  Our Financial Statements Include A Going Concern Opinion From Our Independent Auditors . The Company received a going concern opinion on its financial statements for fiscal 2000. Our auditors have stated that due to our lack of assets and operations, there is "substantial doubt" about our ability to continue as a going concern. The going concern opinion from our auditors may limit our ability to access certain types of financing, or may prevent us from obtaining financing.

7.   Future Success Is Highly Dependent On The Ability Of Management To Locate And Attract A Suitable Acquisition. The nature of our operations is highly speculative and there is a consequent risk of loss of your investment. The success of our  operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While management intends to seek business combination(s) with entities having established operating histories, we cannot assure you that we will be successful in locating candidates meeting that criterion. In the event we complete a business combination, the success of our operations may be dependent upon management of the successor firm or venture partner firm, and numerous other factors beyond our control.

8.    The Company Has No Existing Agreement For A Business Combination Or Other Transaction. We have no agreement with respect to engaging in a merger or joint venture with, or acquisition of, a private or public entity. No assurances can be given that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination. We cannot guarantee we will be able to negotiate a business combination on favorable terms.

9.   Future Sales By Existing Security Holders Could Depress the Market Price of Our Common Stock.  If our existing stockholders sell a large number of shares of our common stock, the market price could decline significantly.  Further, even the perception in the public market that our existing stockholders might sell shares of common stock could depress the market price of the common stock.

10.  There Are Risks Associated With Our Stock Trading On The Pink Sheets Rather Than A National Exchange.  There are significant consequences associated with our stock trading on the Pink Sheets Over the County market rather than a national exchange including limited release of the market prices of our securities, limited news coverage, limited interest by investors in our securities, volatility of our stock price due to low trading volume, limited ability to issue additional securities or to secure additional financing, manipulation by traders, and purchase and sale decisions by market makers.

11.  There is No Assurance That An Active Public Trading Market Will Develop:  There has been an extremely limited public trading market for the Company's common stock.  There can be no assurances that a public trading market for the common stock will develop or that a public trading market, if developed, will be sustained.  If for any reason a public trading market does not develop, purchasers of the shares of common stock may have difficulty in sellng their securities should they desire to do so.

12.  "Penny Stock" Regulations May Impose Certain Conditions On The Marketability Of Our Securities.  The Securities and Exchange Commission has adopted regulations which generally define "penny stock" to be an equity security that has a market price of less than $5.00 a share, subject to certain exceptions.  Our common stock is presently, and most probably will always be, subject to these regulations which impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 including their spouse).  For transactions covered by these rules, the broker-dealer must make a special suitability determination for tghe purchase of such securities and have received the purchaser's written consent to the transaction prior to the purchase.  Additionally, for any transaction involving a "penny stock," unless exempt, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the Commission relating to the "penny stock" market.  The broker-dealer must disclose the commission payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market.

ITEM 2.  PROPERTIES

During the 2000 fiscal year, the Company neither owned nor rented any properties.

ITEM 3.  LEGAL PROCEEDINGS

During the 2000 fiscal year, there were no known legal proceedings involving the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

During the 2000 fiscal year, there were no matters submitted to a vote of securities holders, through the solicitation of proxies, or otherwise.

PART II

ITEM 5  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Shares of Accredited Business Consolidators Corp. common stock are traded in the United States on the Pink Sheets over the counter market.

The principal United States market for our common stock is not an exchange.  As such, the rules of the Securities and Exchange Commission require us to state the range of high and low bid information for the equity for each full quarter within the most recent fiscal years and any subsequent interim period for which financial statements are included, or are required to be included by Article 3 of Regulation S-X, as regularly quoted in the automated quotation system or a registered securities association, or where the equity is not quoted in such a system, the range of reported high and low bid quotations, and to indicate the source of the quotations.  We are required to advise that such over-the-counter market quotations reflect inter-dealer prices, without retail markup, mark-down, or commission and may not necessarily represent actual transactions.  However, because of the passage of time, the best information available to the Company consist of trading information of the common stock.  Therefore, we are providing the pricing for each quarter.  The source of our information is the website belonging to Pink Sheets that lists the entire history of the stock's trading prices.  During this time period, the Company's common stock traded under the symbol IOVNQ (Presently, the stock trades as ACDU).  The prices below do not reflect to 100 for 1 forward split that occurred in 2009.

First Quarter 1999        Actual Low:  $.006           Actual High $.015
Second Quarter 1999   Actual Low:  $.006           Actual High $.015
Third Quarter 1999       Actual Low:  $.008           Actual High  $.01
Fourth Quarter 1999     Actual Low:  $.005          Actual High  $.01
First Quarter 2000        Actual Low:  $.005           Actual High  $.07
Second Quarter 2000   Actual Low:   $.015         Actual High  $.015
Third Quarter 2000       Actual Low   $.01           Actual High  $.03
Fourth Quarter 2000     Actual Low    $.0001      Actual High $.06

The instructions provided by the Securities and Exchange Commission direct issuers to provide the data retroactively to any split of the stock.  In 2009, a 100 for 1 forward split occurred.  This split was not in effect during the time of this report.  The prices above do not reflect the split.  (To calculate the split's effects, simply divide the price by 100.  Thus, $.006 would be $.00006.  Similarly, $.015 would be $.00015).

During the times material to this annual report, the Company had approximately 852 shareholders with share certificates.  An additional number of shareholders maintained shares through the nominee name of Cede & Company, which is the name for shares held by the Depository Trust and Clearing Corporation.  The Company believes that approximately 600 persons held shares under the nominee name at any given time during fiscal year 2000.  As such, the Company estimates that it had between 1400 and 1500 shareholders during the material times.

The Company does not issue any cash dividends at the present time, and it does not anticipate the payment of cash dividends in the future.

There are not and were not equity compensation plans in place during the fiscal year 2000.

There are no securities to be issued upon the exercise of outstanding options, warrants and rights.

ITEM 6.  SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to provide the information required by Item 301 of Regulation S-K.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

During fiscal year 2000, the Company did not have any operations or access to cash.  The Company was essentially dormant.  Because of the dormant nature of the Company, its capital stock is extremely volatile and illiquid.  The Company is past due with its annual reports, and this could result in the Securities and Exchange Commission choosing to take action to deregister the Company.  Unless the Company can locate an investor and a business opportunity, it most likely cannot continue as a going concern.  This means that investors could lose all of their money that they invested into the stock.  The Company had no operations, and this presents a dangerous situation to investors.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the attached Exhibits consisting of the financial statements and notes thereto.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the time period of this annual report, our Company was dormant.  We did not perform the necessary audits in a timely manner.  Our prior auditor, Arthur Andersen LLP, no longer operates and has not operated for several years.  We have contacted the successor to Arthur Andersen by mail and email, but received no response. Because of this, in early 2010, we retained Berman W. Martinez y Asociados, of Managua, Nicaragua.  BWMA is registered with the Public Company Accounting Oversight Board.

There have been no disagreements with BWMA as to the financial statements and notes thereto contained herein.

ITEM 9A(T).  CONTROLS AND PROCEDURES

Present management of the Company concluded that, during the material times of this report, inadequate and ineffective controls and procedures were in place.  Specifically, although the Company was dormant and conducted no known financial transactions, prior management does not appear to have kept adequate records or notes that would have enabled present management to effectively certify the activities of the Company.

During the time period of this report, the Company was dormant.  Although statutory provisions that now exist regarding management's responsibility for establishing and maintaining adequate internal control over financial reporting for the registrant did not exist, management still had a fiduciary duty to do so.  However, to the best of the knowledge of present management, no adequate internal controls existed and records were not kept.  Present management believes that prior management should have maintained entries into their books even though no transactions occurred.  Therefore, present management does not believe that the internal controls were effective.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. During the fiscal year that is the subject of this report, management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report."

There were no changes to internal control over financial reporting during this fiscal year.

ITEM 9B.  OTHER INFORMATION

During this fiscal year, no known information that was required to be disclosed in a report on Form 8-K during the fourth quarter of the year or any other quarter occurred.  The Company was dormant and conducted no business.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Subsequent to the fiscal year of this report, new management has been appointed.  The content of this report was created by new management, not management in place during this fiscal year.

Gary L. Steib, 58, was the sole known director and officer during the material times.  Mr. Steib was the Chief Financial Officer of the Company during the time the restaurant chain existed.  He began his relationship with the Company in 1994.  Mr. Steib resigned on January 29, 2008.

Family Relationships    There are no other family relationships among our executive officers, directors and principal shareholders.

Audit Committee and Audit Committee Financial Exert    Our Board of Directors did not have an Audit Committee and does not have an Audit Committee Financial Expert.

Compensation Committee    Our Board of Directors did not have a Compensation Committee.

Section 16(a) Beneficial Reporting Compliance     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other of our equity securities. These insiders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file, including Forms 3, 4 and 5. To our knowledge, during the fiscal year there were no late filings.  In fact, there were no issuances of shares during the fiscal year.

Code of Ethics     We have not yet adopted a Code of Ethics for our executive officers.

ITEM 11.  EXECUTIVE COMPENSATION

During fiscal year 2000, there was no known executive compensation.  The Company was dormant during this time period and there were no known payments, or agreements to pay, the executives and directors who were in place.

No shares, options, or warrants were issued to officers or directors during the fiscal year.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of the date of this report, certain information with respect to the beneficial ownership of our voting securities by (i) each person or group owning more than 5% of the Company’s securities, (ii) each director, (iii) each executive officer and (iv) all executive officers and directors as a group. The information presented in the table is based on 4,382,916 shares (equivalent to 438,291,600 post-split shares) in existence as of December 31, 2000.

Name and		Amount and
Address of	Title of	Nature of Beneficial	Percent of
Beneficial Owner(1)	Class	Ownership	Class

Gary Steib, director at material times, 24 Saddlebrook Trail, Greensburg, PA 15601	Common Stock	3,000 presplit or 300,000 post split	*	%
All Directors and Officers of the Company as a group	Common Stock	3,000 presplit or 300,000 postsplit —	*	%

* - less than 1%

Except as otherwise indicated each person has the sole power to vote and dispose of all shares of common stock listed opposite his name. Each person is deemed to own beneficially shares of common stock which are issuable upon exercise or warrants or options or upon conversion of convertible securities if they are exercisable or convertible within 60 days of the date of this report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Transactions:  During the fiscal year 2000, the Company did not enter into any related transactions.

Director Independence:   The Company does not believe we have any independent directors under the definition of “independent director” set forth in the Rules of NASDAQ, Marketplace Rule 4200(a)(15).

As stated in Item 10 above, Gary L. Steib was our sole known director during the material times.  We do not assert that Mr. Steib, as the sole known director, was independent in any way within the meaning of Regulation S-K or any other applicable definition.  As sole director, Mr. Steib essentially maintained complete control over the company and its transactions.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

AUDIT FEES:

The following lists fees billed by Berman W. Martinez y Asociados, current auditors for the Company, for the years ended December 31, 2000 and 1999:

	2000	1999
Audit Fees	$275.00	$-
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

AUDIT COMMITTEE APPROVAL POLICIES AND PROCEDURES

During the time period of this report, the Company was dormant.  It had no audit committee.  Presently, the board of directors acts as the Company's Audit Committee.  However, the board of directors were not members of the Company during the period in question. The present Audit Committee does not have a financial expert serving on its committee at this time due to the size and nature of the Company. All audit and non-audit services were obtained after the fiscal year in question, and were approved by the Audit Committee, which consists of the members of the board of directors which considers, among other things, the possible effect of the performance of such services on the auditors' independence. The Audit Committee approves the annual engagement of the principal independent registered public accounting firm, including the performance of the annual audit and quarterly reviews for the subsequent fiscal year, and approves specific engagements for tax services performed by such firm. The Audit Committee has also established policies and procedures for certain enumerated audit and audit related services performed pursuant to the annual engagement agreement, including services associated with SEC filings approved by the Board of Directors; review of periodic reports and other documents filed with the SEC or other documents issued in connection with filings, such as comfort letters and consents; assistance in responding to any SEC comment letters, if any; and consultations with such firm as to the accounting or disclosure treatment of transactions or events and the actual or potential impact of final or proposed rules, standards or interpretations by the SEC, Public Company Accounting Oversight Board (PCAOB), Financial Accounting Standards Board (FASB), or other regulatory or standard-setting bodies. The Audit Committee is informed of each service performed pursuant to its policies and procedures. The Audit Committee has considered the role of Berman W. Martinez y Asociados in providing services to us for the fiscal year ended December 31, 2000 and has concluded that such services are compatible with such firm's independence.

PART IV

ITEM 15

EXHIBITS, FINANCIAL STATEMENTS, AND SCHEDULES

Reports on Form 8-K

None.

ACCREDITED BUSINESS CONSOLIDATORS CORP.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Accredited Business Consolidators Corp.

Date: April 23, 2010	/s/ Joanna Chmielewska
Joanna Chmielewska
President and Chief Financial Officer

EXHIBIT

Berman W. Martinez y Asociados
Contadores Publicos Autorizados

Managua, February 18, 2010

REPORT OF INDEPENDENT AUDITORS

To Members of the Board
ACCREDITED BUSINESS CONSOLIDATORS CORP.

We have audited the accompanying consolidated balance sheet of ACCREDITED BUSINESS CONSOLIDATORS as of 31 December 2000 and the related statements of income, statement of changes in equity and cash flows for the year ended 31 December 2000 and a summary of significant accounting policies and other explanatory notes.

Responsibility for the administration of the financial statements

The administration of ACCREDITED BUSINESS CONSOLIDATORS CORP. is responsible for the preparation and fair presentation of financial statements in accordance with International Accounting Standards (IAS's) issued by the International Federation of Accountants (The International Federal of Accountants IFAC).  This responsibility includes:  designing, implementing and maintaining internal control relevant to the preparation and submission of financial statement, which do not contain significant errors, whether due to fraud or error, as well as selecting and applying appropriate accounting policies and making accounting estimates that are reasonable in the circumstances.

Auditor liability

Our responsibility is to express an opinion on the financial statements taken as a whole.  We conducted our audit with the rules of the Public Company Accounting Oversight Board (PCAOB) in the United States.  These standards require that we comply with ethical requirements and plan and perform the audit to obtain reasonable assurance about whether the financial statements are presented without misstatement.

An audit involves using procedures to obtain audit evidence about the amounts and disclosures in the financial statements mentioned.  The procedures selected depend on the auditor's opinion, including assessment of the risks that this statement misstatement, whether due to fraud or error.  In conducting risk assessments, the auditor considers internal controls relevant to the preparation and fair presentation of ACCREDITED BUSINESS CONSOLIDATORS CORP. Financial statements to design audit procedures that are appropriate in the circumstances, but not with the purpose of expressing an opinion on the effectiveness of internal controls of ACCREDITED BUSINESS CONSOLIDATORS CORP.  An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of accounting estimates made by management, as well as evaluating the overall presentation of the financial statements and its explanatory notes.

We beieve that the audit evidence obtained is sufficient and appropriate to provide a basis for our opinion.  We have also evaluated the accompanying financial statements, notes and annexes [for] ACCREDITED BUSINESS CONSOLIDATORS CORP. as of 31 December, 2000.

Our audit was conducted for the purpose of expressing an opinion on the financial statements attached.  The ifnormation presented in Annexes I to IV, are prepared for purposes of additional analysis and is not a required part of the financial statements, such information has been subjected to the auditing procedures applied to financial reporting and, in our opinion, presents fairly in all material respects, in relation to the financial statements taken as a whole.

Opinion

In our opinion the accompanying balance sheet of ACCREDITED BUSINESS CONSOLIDATORS CORP. as of 31 December 2000 and the related income statement, statement of changes in equity and cash flows for the period to 31 December 2000 and as the summary of significant accounting policies and otehr explanatory notes present fairy, in all material respects, the financial situation of ACCREDITED BUSINESS CONSOLIDATORS CORP., in accordance with International Generally Accepted Accounting Principles.

Emphasis on the Warning

The financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in the notes to the financial statements, the company has no money, no assets or income.  This raises substantial doubt about its ability to continue as a going concern.

The financial statements do not include any adjustments that might result from the outcome of this uncertainty.  We also note that we rely on the represnetations of current management of ACCREDITED BUSINESS CONSOLIDATORS CORP. and the fact that the company was dormant.  We found no record to review or verify transactions.

It is understood that this report is only for information and use of the management of ACCREDITED BUSINESS CONSOLIDATORS CORP., however, once authorized by the Board, is a matter of public record and its distribution is not restricted.

/s/ Berman W. Martinez Martinez
Authorized Public Accountant

Direccion Rubenia C28  Telefono [505] 22222198 - 22663124 Fax 22223032 Apartado: 1488
Miembro de la Camara Nicaraguense de Contadores Publicos y Consultores

ANNEX I

ACCREDITED BUSINESS CONSOLIDATORS CORP.

BALANCE SHEET

December 31, 2000

ASSETS

Current assets:

Cash	$0.00

TOTAL ASSETS:	$ 0.00
LIABILITIES

Current liabilities:

Accounts payable	$0.00
Advances from stockholders	$0.00

TOTAL LIABILITIES	$0.00
CAPITAL
Stockholders' equity

Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued or outstanding	$ 0.00

Common stock, $0.01 par value, 20,000,000 shares authorized, 4,382,917 shares issued and outstanding	$43,829
Less par value of common stock in treasury (18,921 shares par value $.01)	-$189
Additional paid-in capital	0

Adjustments to shareholder equity	-$43,640

Total Capital	$ 0
LIABILITIES AND STOCKHOLDER EQUITY	$0

 The accompanying notes are an integral part of the financial statements.

ANNEX II

ACCREDITED BUSINESS CONSOLIDATORS CORP.

STATEMENTS OF OPERATIONS

	Year	Year
	Ended	Ended
	December 31,	December 31,
	2000	1999
REVENUE		(unaudited)
Revenues	$0	$0
TOTAL INCOME
EXPENDITURE

General and administrative	0	0

Profit (or loss) before income taxes	0	0
Provision for income taxes	0	0
Profit (or loss)	$0	$0

Net income for basic and elucidated by the weighted average common share	$(.00)	$(.00)

Weighted average common shares outstanding	4,382,917	4,382,917

The accompanying notes are an integral part of the financial statements.

ACCREDITED BUSINESS CONSOLIDATORS CORP.

ANNEX III

CASH FLOW STATEMENTS

	Year	Year
	Ended	Ended
	December 31	December 31
	2000	1999 (unaudited)
Cash flows from operating activities:

Net loss	$0	$0

Adjustments to reconcile net loss to net cash used
Note payable issued in exchange for services	0	0
Common stock issued for services	0	0
Merger acquisition costs	0	0
Changes in assets and liabilities:
Accrued interest payable	0	0
Account payable	0	0
Net cash used in operating activities	0	0
Cash flows from investing activities:	0	0
Net cash flows from investing activities	0	0
Cash flows from financing activities:

Issuance of preferred stock for cash	0	0
Issuance of common stock for cash	0	0
Advances from stockholders	0	0
Net cash provided by financing activities	0	0
Net change in cash	0	0

Cash at the beginning of period	0	0
Cash at the end of period	$0	$0

The accompanying notes are an integral part of the financial statements.

------------

ANNEX IV

ACCREDITED BUSINESS CONSOLIDATORS CORP.

NOTES TO FINANCIAL STATEMENTS FOR THE YEAR ENDED AT 31 DECEMBER 2000

Note 1. SUMMARY OF ACCOUNTING POLICIES

Organization and business

            Accredited Business Consolidators Corp. (the “Company” or “Accredited”) was organized in 1990 under the name Fornello USA Inc.  Accredited finally changed its name to The Italian Oven, Inc., to reflect the operation of various Italian restaurants.  However, in October, 1996, the company had no funds to sustain itself, and filed for protection under Chapter 11 of the Federal Bankruptcy Code, presented a plan to the bankruptcy court, which stripped [it] of all assets, including intellectual property,  the plan provided no payment to shareholders, but did not cancel or terminate the common shares of the company.  The Bankruptcy Court of the United States for the Western District of Pennsylvania approved the bankruptcy plan and on 17 July 1998, the company emerged from bankruptcy.

            After the company emerged from bankruptcy, and until 31 December 2000, the company did not conduct any business.  It had no operations or assets.  Instead, it simply remained dormant while the administration sought an opportunity for its shareholders.  The Company has no restaurants and is not affiliated with the restaurants that bear [its] name.

Basis of presentation and going concern uncertainty

            The financial statements have been prepared in accordance with accounting principles generally accepted in the United States. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, income statement, and cash flows of the Company for all periods presented have been made.   Specifically, during the relevant time periods, the company had no operations or assets, and no accumulated debt.

             Certain information and disclosures in the notes are included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. The results of operations for the current fiscal quarter are not necessarily indicative of the operating results expected for any subsequent fiscal year.

The financial statements of the Company have been prepared assuming the Company will continue as a going concern. However, the company has no assets or working capital and no business operations. These conditions, among others, give rise to serious doubts about the ability of the Company to continue as a going concern. There is no guarantee that the measures taken by the management will meet all of the needs of the Company to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts [of] income and expenses during the reporting period. Actual results could differ from those estimates.

Note 2. RELATED PARTY TRANSACTIONS

Since at least 1999, Gary L. Steib was the sole officer of the company, however, did not own a control position of the company, and he owned less than 1% of the outstanding shares of Accredited Business Consolidators Corp.

            There have been no transactions or securities transctions by the control peson during the times material to this report.

Note 3. COMMITMENTS AND CONTINGENCIES

As of 31 December 2000, the Company is not subject to contingencies or commitments or obligations under lease commitments.

Note 4.  GOING CONCERN

At 31 Deecember 2000, the Company has no working capital. As such, the accompanying financial statements have been prepared assuming the Company will continue as a going concern. The company does not have sufficient working capital for its planned activities, which raises substantial doubt about its ability to continue as a going concern.   Continuation of the company as a going concern depends on obtaining additional working capital.  In addition, the Company has no business model, no business plan, and no business.  Basically, the Company will remain inactive until financing is obtained and/or management creates a business plan or find[s] a merger partner.

EXHIBIT 23

Berman W. Martinez y Asociados
Contadores Publicos Autorizados

PCAOB REGISTERED

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the use, in the statement on Form 10K of Accredited Business Consolidators Corp. of our report dated February 18, 2010, on our audit of the financial statements of Accredited Business Consolidators Corp. as of December 31, 2000 and the related statements of operations, stockholders' equity and cash flows for the year ended December 31, 2000 and the reference to us as experts or auditors.

/S/ BERMAN W. MARTINEZ MARTINEZ
---------------------------------
Berman W. Martinez Martinez
Authorized Public Accountant
Managua, Nicaragua
February 18, 2010

EXHIBIT 31.1

CERTIFICATIONS

 I, Joanna Chmielewska, certify that:

1. I have reviewed this Annual on Form 10-K of Accredited Business Consolidators Corp.;

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

Date: April 23, 2010	/s/ Joanna Chmielewska
Joanna Chmielewska
President and Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. § 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-K of Accredited Business Consolidators Corp. (the “Company”) for the 2000 fiscal year, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned President, and sole financial officer of the Company, certifies, to the best of her knowledge, information, and belief of the signatory, pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:

(1) The Report complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Joanna Chmielewska
President and Chief Financial Officer
Date: April 23, 2010