Form 10-K
period 2006-12-31
ACCREDITED BUSINESS CONSOLIDATORS CORP.
filed 2010-05-12
CIK 933425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM  10K

x	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2006.

Commission file number 0-27182

ACCREDITED BUSINESS CONSOLIDATORS CORP.

(Exact name of registrant as specified in its charter)

PENNSYLVANIA	25-1624305
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

196 WEST ASHLAND STREET
DOYLESTOWN, PA  18901

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second quarter:  As of June 30, 2006, considering a price of the common stock being .0005., the aggregate market value of the common equity was $2,164.46.

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

As of December 31, 2006, there were 4,382,917 shares outstanding of the registrant’s Common Stock, $.01 par value.

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

PART I

ITEM 1  -- DESCRIPTION OF BUSINESS

Accredited Business Consolidators Corp. (the “Company” or “Accredited”) was organized in 1990 under the name Fornello U.S.A., Inc. Accredited eventually changed its name to The Italian Oven, Inc., to reflect its operation of various Italian restaurants.  However, in October, 1996, Accredited did not have the funds to sustain itself, and it filed for protection under Chapter 11 of the United States Bankruptcy Code. Accredited submitted a plan to the bankruptcy court which divested it of all assets, including intellectual property.  The plan provided no payment to shareholders; however it did not cancel or extinguish the common shares of Accredited.  The United States Bankruptcy Court for the Western District of Pennsylvania approved the bankruptcy plan and on July 17, 1998, Accredited emerged from bankruptcy. From the time Accredited emerged from bankruptcy until December 31, 2006, the company conducted no business.  It had no operations and no assets.  Rather, it simply remained dormant while management sought an opportunity for its shareholders.  The Company has not had any substantive business operations from its emergence from bankruptcy until the present time and is now considered a "shell company" as it has no or nominal operations. The Company was dormant during all times material to this report and the prior fiscal year. Because of the Company's current status of having only nominal assets and no recent operating history, in the event the Company does successfully acquire or merge with an operating business opportunity, it is likely that the Company's current shareholders will experience substantial dilution and a resultant change in control of the Company.   It is anticipated that the Company will require only nominal capital to maintain its corporate viability and necessary funds will most likely be provided by the Company's existing shareholders or its officer and director in the immediate future. However, unless the Company is able to facilitate an acquisition of or merger with an operating business or is otherwise able to obtain significant outside financing, substantial doubt will be cast on its ability to continue as a viable corporation. In the opinion of management, neither inflation nor recession will have a material effect on the operations of the Company until such time as the Company successfully completes an acquisition or merger. At that time, management will evaluate the possible effects of inflation or recession on the Company as it relates to its business and operations following a successful acquisition or merger. In the future, the Company may seek out and investigate possible business opportunities with the intent to acquire or merge with one or more business ventures. Because the Company lacks cash and other capital resources, it may be necessary for the officers and directors to either advance funds to the Company or to accrue expenses until such time as a successful business consolidation can be made. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible. If the Company engages outside advisors or consultants in its search for business opportunities, it may be necessary for the Company to attempt to raise additional funds. In 2009, after the fiscal year 2006 closed, the Company changed its name to Accredited Business Consolidators Corp.  For more information about this change, the Company refers the investor to the 2008 and 2009 filings with the Securities and Exchange Commission.

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

6.  Our Financial Statements Include A Going Concern Opinion From Our Independent Auditors . The Company received a going concern opinion on its financial statements for fiscal 2006. Our auditors have stated that due to our lack of assets and operations, there is "substantial doubt" about our ability to continue as a going concern. The going concern opinion from our auditors may limit our ability to access certain types of financing, or may prevent us from obtaining financing.

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

ITEM 2.  PROPERTIES

During the 2006 fiscal year, the Company neither owned nor rented any properties.

ITEM 3.  LEGAL PROCEEDINGS

During the 2006 fiscal year, there were no known legal proceedings involving the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

During the 2006 fiscal year, there were no matters submitted to a vote of securities holders, through the solicitation of proxies, or otherwise.

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

Date	Open	High	Low	Close	Volume
12/29/2006	0.000005	-	-	0.000005	0
12/28/2006	0.000005	-	-	0.000005	0
12/27/2006	0.000005	0.000005	0.000005	0.000005	31,800
12/26/2006	0.000005	0.000005	0.000005	0.000005	100,000
12/22/2006	0.000005	-	-	0.000005	0
12/21/2006	0.000005	0.000005	0.000005	0.000005	345,000
12/20/2006	0.000005	-	-	0.000005	0
12/19/2006	0.000005	-	-	0.000005	0
12/18/2006	0.000005	0.000005	0.000005	0.000005	20,000
12/15/2006	0.000005	-	-	0.000005	0
12/14/2006	0.000005	-	-	0.000005	0
12/13/2006	0.000005	-	-	0.000005	0
12/12/2006	0.000005	0.000005	0.000005	0.000005	10,000
12/11/2006	0.000005	-	-	0.000005	0
12/8/2006	0.000005	0.000005	0.000005	0.000005	100,000
12/7/2006	0.000005	-	-	0.000005	0
12/6/2006	0.000005	0.000005	0.000005	0.000005	15,000
12/5/2006	0.000005	0.000005	0.000005	0.000005	10,000
12/4/2006	0.000005	-	-	0.000005	0
12/1/2006	0.000005	-	-	0.000005	0
11/30/2006	0.000005	0.000005	0.000005	0.000005	100,000
11/29/2006	0.000005	-	-	0.000005	0
11/28/2006	0.000005	-	-	0.000005	0
11/27/2006	0.000005	0.000005	0.000005	0.000005	20,000
11/24/2006	0.000005	-	-	0.000005	0
11/22/2006	0.000005	-	-	0.000005	0
11/21/2006	0.000005	-	-	0.000005	0
11/20/2006	0.000005	-	-	0.000005	0
11/17/2006	0.000005	0.000005	0.000005	0.000005	10,000
11/16/2006	0.000005	-	-	0.000005	0
11/15/2006	0.000005	-	-	0.000005	0
11/14/2006	0.000005	-	-	0.000005	0
11/13/2006	0.000005	-	-	0.000005	0
11/10/2006	0.000005	-	-	0.000005	0
11/9/2006	0.000005	-	-	0.000005	0
11/8/2006	0.000005	-	-	0.000005	0
11/7/2006	0.000005	-	-	0.000005	0
11/6/2006	0.000005	-	-	0.000005	0
11/3/2006	0.000005	-	-	0.000005	0
11/2/2006	0.000005	-	-	0.000005	0
11/1/2006	0.000005	-	-	0.000005	0
10/31/2006	0.000005	0.000005	0.000005	0.000005	500,000
10/30/2006	0.000005	-	-	0.000005	0
10/27/2006	0.000005	-	-	0.000005	0
10/26/2006	0.000005	-	-	0.000005	0
10/25/2006	0.000005	-	-	0.000005	0
10/24/2006	0.000005	-	-	0.000005	0
10/23/2006	0.000005	-	-	0.000005	0
10/20/2006	0.000005	-	-	0.000005	0
10/19/2006	0.000005	-	-	0.000005	0
10/18/2006	0.000005	-	-	0.000005	0
10/17/2006	0.000005	-	-	0.000005	0
10/16/2006	0.000005	-	-	0.000005	0
10/13/2006	0.000005	-	-	0.000005	0
10/12/2006	0.000005	0.000005	0.000005	0.000005	100,000
10/11/2006	0.000005	0.000005	0.000005	0.000005	20,000
10/10/2006	0.000005	0.000005	0.000005	0.000005	24,500
10/9/2006	0.000005	-	-	0.000005	0
10/6/2006	0.000005	-	-	0.000005	0
10/5/2006	0.000005	-	-	0.000005	0
10/4/2006	0.000005	-	-	0.000005	0
10/3/2006	0.000005	-	-	0.000005	0
10/2/2006	0.000005	-	-	0.000005	0
9/29/2006	0.000005	-	-	0.000005	0
9/28/2006	0.000005	-	-	0.000005	0
9/27/2006	0.000005	-	-	0.000005	0
9/26/2006	0.000005	-	-	0.000005	0
9/25/2006	0.000005	-	-	0.000005	0
9/22/2006	0.000005	-	-	0.000005	0
9/21/2006	0.00001	0.00001	0.00001	0.000005	1,000,000
9/20/2006	0.00001	-	-	0.00001	0
9/19/2006	0.00001	-	-	0.00001	0
9/18/2006	0.00001	-	-	0.00001	0
9/15/2006	0.00001	-	-	0.00001	0
9/14/2006	0.00001	-	-	0.00001	0
9/13/2006	0.00001	-	-	0.00001	0
9/12/2006	0.00001	-	-	0.00001	0
9/11/2006	0.00001	-	-	0.00001	0
9/8/2006	0.000005	0.000005	0.000005	0.00001	10,000
9/7/2006	0.000005	-	-	0.000005	0
9/6/2006	0.000005	-	-	0.000005	0
9/5/2006	0.000005	-	-	0.000005	0
9/1/2006	0.000005	-	-	0.000005	0
8/31/2006	0.000005	-	-	0.000005	0
8/30/2006	0.000005	-	-	0.000005	0
8/29/2006	0.000005	-	-	0.000005	0
8/28/2006	0.000005	-	-	0.000005	0
8/25/2006	0.000005	-	-	0.000005	0
8/24/2006	0.000005	-	-	0.000005	0
8/23/2006	0.000005	-	-	0.000005	0
8/22/2006	0.000005	-	-	0.000005	0
8/21/2006	0.000005	0.000005	0.000005	0.000005	87,500
8/18/2006	0.000005	0.000005	0.000005	0.000005	40,000
8/17/2006	0.000005	-	-	0.000005	0
8/16/2006	0.000005	-	-	0.000005	0
8/15/2006	0.000005	-	-	0.000005	0
8/14/2006	0.000005	-	-	0.000005	0
8/11/2006	0.000005	-	-	0.000005	0
8/10/2006	0.000005	-	-	0.000005	0
8/9/2006	0.000005	0.000005	0.000005	0.000005	600,000
8/8/2006	0.000005	-	-	0.000005	0
8/7/2006	0.000005	-	-	0.000005	0
8/4/2006	0.000005	-	-	0.000005	0
8/3/2006	0.000005	-	-	0.000005	0
8/2/2006	0.000005	-	-	0.000005	0
8/1/2006	0.000005	-	-	0.000005	0
7/31/2006	0.000005	-	-	0.000005	0
7/28/2006	0.000005	-	-	0.000005	0
7/27/2006	0.000005	-	-	0.000005	0
7/26/2006	0.000005	-	-	0.000005	0
7/25/2006	0.000005	-	-	0.000005	0
7/24/2006	0.000005	-	-	0.000005	0
7/21/2006	0.000005	-	-	0.000005	0
7/20/2006	0.000005	-	-	0.000005	0
7/19/2006	0.000005	-	-	0.000005	0
7/18/2006	0.000005	0.000005	0.000005	0.000005	30,000
7/17/2006	0.000005	-	-	0.000005	0
7/14/2006	0.000005	-	-	0.000005	0
7/13/2006	0.000005	-	-	0.000005	0
7/12/2006	0.000005	-	-	0.000005	0
7/11/2006	0.000005	0.000005	0.000005	0.000005	200,000
7/10/2006	0.000005	-	-	0.000005	0
7/7/2006	0.000005	-	-	0.000005	0
7/6/2006	0.000005	-	-	0.000005	0
7/5/2006	0.000005	0.000005	0.000005	0.000005	20,000
7/3/2006	0.000005	-	-	0.000005	0
6/30/2006	0.000005	0.000005	0.000005	0.000005	30,000
6/29/2006	0.00002	0.00002	0.00002	0.00002	20,000
6/28/2006	0.00002	-	-	0.00002	0
6/27/2006	0.00002	-	-	0.00002	0
6/26/2006	0.00002	-	-	0.00002	0
6/23/2006	0.00002	-	-	0.00002	0
6/22/2006	0.00002	-	-	0.00002	0
6/21/2006	0.00002	-	-	0.00002	0
6/20/2006	0.00002	0.00002	0.00002	0.00002	150,000
6/19/2006	0.00002	-	-	0.00002	0
6/16/2006	0.00002	-	-	0.00002	0
6/15/2006	0.00002	-	-	0.00002	0
6/14/2006	0.00002	-	-	0.00002	0
6/13/2006	0.00002	-	-	0.00002	0
6/12/2006	0.00002	-	-	0.00002	0
6/9/2006	0.00002	-	-	0.00002	0
6/8/2006	0.00002	-	-	0.00002	0
6/7/2006	0.00002	0.00002	0.00002	0.00002	200,000
6/6/2006	0.00002	-	-	0.00002	0
6/5/2006	0.00002	-	-	0.00002	0
6/2/2006	0.00002	-	-	0.00002	0
6/1/2006	0.00002	-	-	0.00002	0
5/31/2006	0.00002	0.00002	0.00002	0.00002	50,000
5/30/2006	0.00002	-	-	0.00002	0
5/26/2006	0.00002	-	-	0.00002	0
5/25/2006	0.00002	0.00002	0.00002	0.00002	2,176,400
5/24/2006	0.000005	0.000005	0.000005	0.000005	100,000
5/23/2006	0.000005	0.000005	0.000005	0.000005	16,400
5/22/2006	0.000005	-	-	0.000005	0
5/19/2006	0.000005	-	-	0.000005	0
5/18/2006	0.000005	-	-	0.000005	0
5/17/2006	0.000005	-	-	0.000005	0
5/16/2006	0.000005	-	-	0.000005	0
5/15/2006	0.000005	-	-	0.000005	0
5/12/2006	0.000005	-	-	0.000005	0
5/11/2006	0.000005	-	-	0.000005	0
5/10/2006	0.000005	-	-	0.000005	0
5/9/2006	0.000005	-	-	0.000005	0
5/8/2006	0.000005	-	-	0.000005	0
5/5/2006	0.000005	-	-	0.000005	0
5/4/2006	0.000005	-	-	0.000005	0
5/3/2006	0.000005	-	-	0.000005	0
5/2/2006	0.000005	0.000005	0.000005	0.000005	350,000
5/1/2006	0.000005	-	-	0.000005	0
4/28/2006	0.000005	-	-	0.000005	0
4/27/2006	0.000005	0.000005	0.000005	0.000005	20,000
4/26/2006	0.000005	-	-	0.000005	0
4/25/2006	0.000005	-	-	0.000005	0
4/24/2006	0.000005	-	-	0.000005	0
4/21/2006	0.000005	-	-	0.000005	0
4/20/2006	0.000005	-	-	0.000005	0
4/19/2006	0.000005	-	-	0.000005	0
4/18/2006	0.000005	-	-	0.000005	0
4/17/2006	0.000005	-	-	0.000005	0
4/13/2006	0.000005	-	-	0.000005	0
4/12/2006	0.000005	-	-	0.000005	0
4/11/2006	0.000005	-	-	0.000005	0
4/10/2006	0.000005	-	-	0.000005	0
4/7/2006	0.000005	-	-	0.000005	0
4/6/2006	0.000005	-	-	0.000005	0
4/5/2006	0.000005	-	-	0.000005	0
4/4/2006	0.000005	-	-	0.000005	0
4/3/2006	0.000005	-	-	0.000005	0
3/31/2006	0.000005	-	-	0.000005	0
3/30/2006	0.000005	0.000005	0.000005	0.000005	100,000
3/29/2006	0.000005	0.000005	0.000005	0.000005	157,500
3/28/2006	0.000005	-	-	0.000005	0
3/27/2006	0.000005	-	-	0.000005	0
3/24/2006	0.000005	-	-	0.000005	0
3/23/2006	0.000005	-	-	0.000005	0
3/22/2006	0.000005	-	-	0.000005	0
3/21/2006	0.000005	-	-	0.000005	0
3/20/2006	0.000005	0.000005	0.000005	0.000005	100,000
3/17/2006	0.000005	-	-	0.000005	0
3/16/2006	0.000005	-	-	0.000005	0
3/15/2006	0.000005	-	-	0.000005	0
3/14/2006	0.000005	-	-	0.000005	0
3/13/2006	0.000005	-	-	0.000005	0
3/10/2006	0.000005	-	-	0.000005	0
3/9/2006	0.000005	0.000005	0.000005	0.000005	10,000
3/8/2006	0.000005	-	-	0.000005	0
3/7/2006	0.000005	-	-	0.000005	0
3/6/2006	0.000005	0.000005	0.000005	0.000005	100,000
3/3/2006	0.000005	-	-	0.000005	0
3/2/2006	0.000005	0.000005	0.000005	0.000005	26,000
3/1/2006	0.000005	-	-	0.000005	0
2/28/2006	0.000005	-	-	0.000005	0
2/27/2006	0.000005	0.000005	0.000005	0.000005	40,000
2/24/2006	0.000005	0.000005	0.000005	0.000005	20,000
2/23/2006	0.000005	-	-	0.000005	0
2/22/2006	0.000005	-	-	0.000005	0
2/21/2006	0.000005	-	-	0.000005	0
2/17/2006	0.000005	-	-	0.000005	0
2/16/2006	0.000005	-	-	0.000005	0
2/15/2006	0.000005	-	-	0.000005	0
2/14/2006	0.000005	0.000005	0.000005	0.000005	1,040,000
2/13/2006	0.000005	-	-	0.000005	0
2/10/2006	0.000005	0.000005	0.000005	0.000005	500,000
2/9/2006	0.000005	-	-	0.000005	0
2/8/2006	0.000005	-	-	0.000005	0
2/7/2006	0.000005	-	-	0.000005	0
2/6/2006	0.000005	-	-	0.000005	0
2/3/2006	0.000005	-	-	0.000005	0
2/2/2006	0.000005	0.000005	0.000005	0.000005	20,000
2/1/2006	0.000005	0.000005	0.000005	0.000005	300,000
1/31/2006	0.000005	-	-	0.000005	0
1/30/2006	0.000005	0.000005	0.000005	0.000005	10,000
1/27/2006	0.000005	-	-	0.000005	0
1/26/2006	0.000005	-	-	0.000005	0
1/25/2006	0.000005	-	-	0.000005	0
1/24/2006	0.000005	0.000005	0.000005	0.000005	100,000
1/23/2006	0.000005	-	-	0.000005	0
1/20/2006	0.000005	-	-	0.000005	0
1/19/2006	0.000005	0.000005	0.000005	0.000005	30,000
1/18/2006	0.000005	-	-	0.000005	0
1/17/2006	0.000005	-	-	0.000005	0
1/13/2006	0.000005	-	-	0.000005	0
1/12/2006	0.000005	-	-	0.000005	0
1/11/2006	0.000005	-	-	0.000005	0
1/10/2006	0.000005	-	-	0.000005	0
1/9/2006	0.000005	-	-	0.000005	0
1/6/2006	0.000005	-	-	0.000005	0
1/5/2006	0.000005	-	-	0.000005	0
1/4/2006	0.000005	-	-	0.000005	0
1/3/2006	0.000005	0.000005	0.000005	0.000005	25,000

During the times material to this annual report, the Company had approximately 852 shareholders with share certificates.  An additional number of shareholders maintained shares through the nominee name of Cede & Company, which is the name for shares held by the Depository Trust and Clearing Corporation.  The Company believes that approximately 600 persons held shares under the nominee name at any given time during fiscal year 2006.  As such, the Company estimates that it had between 1400 and 1500 shareholders during the material times.

The Company does not issue any cash dividends at the present time, and it does not anticipate the payment of cash dividends in the future.

There are not and were not equity compensation plans in place during the fiscal year 2006.

There are no securities to be issued upon the exercise of outstanding options, warrants and rights.

ITEM 6.  SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to provide the information required by Item 301 of Regulation S-K.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

During fiscal year 2006, the Company did not have any operations or access to cash.  The Company was essentially dormant.  Because of the dormant nature of the Company, its capital stock is extremely volatile and illiquid.  The Company is past due with its annual reports, and this could result in the Securities and Exchange Commission choosing to take action to deregister the Company.  Unless the Company can locate an investor and a business opportunity, it most likely cannot continue as a going concern.  This means that investors could lose all of their money that they invested into the stock.  The Company had no operations, and this presents a dangerous situation to investors.

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

ITEM 11.  EXECUTIVE COMPENSATION

During fiscal year 2006, there was no known executive compensation.  The Company was dormant during this time period and there were no known payments, or agreements to pay, the executives and directors who were in place.

No shares, options, or warrants were issued to officers or directors during the fiscal year.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of the date of this report, certain information with respect to the beneficial ownership of our voting securities by (i) each person or group owning more than 5% of the Company’s securities, (ii) each director, (iii) each executive officer and (iv) all executive officers and directors as a group. The information presented in the table is based on 4,382,916 shares (equivalent to 438,291,600 post-split shares) in existence as of December 31, 2006.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Transactions:  During the fiscal year 2006, the Company did not enter into any related transactions.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

AUDIT FEES:

The following lists fees billed by Berman W. Martinez y Asociados, current auditors for the Company, for the years ended December 31, 2006 and 2005:

	2006	2005
Audit Fees	$275.00	$$275.00
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

AUDIT COMMITTEE APPROVAL POLICIES AND PROCEDURES

During the time period of this report, the Company was dormant.  It had no audit committee.  Presently, the board of directors acts as the Company's Audit Committee.  However, the board of directors were not members of the Company during the period in question. The present Audit Committee does not have a financial expert serving on its committee at this time due to the size and nature of the Company. All audit and non-audit services were obtained after the fiscal year in question, and were approved by the Audit Committee, which consists of the members of the board of directors which considers, among other things, the possible effect of the performance of such services on the auditors' independence. The Audit Committee approves the annual engagement of the principal independent registered public accounting firm, including the performance of the annual audit and quarterly reviews for the subsequent fiscal year, and approves specific engagements for tax services performed by such firm. The Audit Committee has also established policies and procedures for certain enumerated audit and audit related services performed pursuant to the annual engagement agreement, including services associated with SEC filings approved by the Board of Directors; review of periodic reports and other documents filed with the SEC or other documents issued in connection with filings, such as comfort letters and consents; assistance in responding to any SEC comment letters, if any; and consultations with such firm as to the accounting or disclosure treatment of transactions or events and the actual or potential impact of final or proposed rules, standards or interpretations by the SEC, Public Company Accounting Oversight Board (PCAOB), Financial Accounting Standards Board (FASB), or other regulatory or standard-setting bodies. The Audit Committee is informed of each service performed pursuant to its policies and procedures. The Audit Committee has considered the role of Berman W. Martinez y Asociados in providing services to us for the fiscal year ended December 31, 2006 and has concluded that such services are compatible with such firm's independence.

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
Joanna Chmielewska
President and Chief Financial Officer

EXHIBIT

Berman W. Martinez y Asociados
Contadores Publicos Autorizados

Managua, February 18, 2010

REPORT OF INDEPENDENT AUDITORS

To Members of the Board
ACCREDITED BUSINESS CONSOLIDATORS CORP.

We have audited the accompanying consolidated balance sheet of ACCREDITED BUSINESS CONSOLIDATORS as of 31 December 2006 and the related statements of income, statement of changes in equity and cash flows for the year ended 31 December 2006 and a summary of significant accounting policies and other explanatory notes.

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

We believe that the audit evidence obtained is sufficient and appropriate to provide a basis for our opinion.  We have also evaluated the accompanying financial statements, notes and annexes ACCREDITED BUSINESS CONSOLIDATORS CORP. as of 31 December, 2006.

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

Opinion

In our opinion the accompanying balance sheet of ACCREDITED BUSINESS CONSOLIDATORS CORP. as of 31 December 2006 and the related income statement, statement of changes in equity and cash flows for the period to 31 December 2006 and as the summary of significant accounting policies and other explanatory notes present fairy, in all material respects, the financial situation of ACCREDITED BUSINESS CONSOLIDATORS CORP., in accordance with International Generally Accepted Accounting Principles.

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

December 31, 2006

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

ANNEX II

ACCREDITED BUSINESS CONSOLIDATORS CORP.

STATEMENTS OF OPERATIONS
December 31, 2006

Expressed in Dollars

	Year	Year
	Ended	Ended
	December 31,	December 31,
	2006	2005
REVENUE
Revenues	$0	$0
TOTAL INCOME
EXPENDITURE

General and administrative	0	0

Profit (or loss) before income taxes	0	0
Provision for income taxes	0	0
Profit (or loss)	$0	$0

Net income for basic and elucidated by the weighted average common share	$(.00)	$(.00)

Weighted average common shares outstanding	4,382,917	4,382,917

The accompanying notes are an integral part of the financial statements.

ANNEX III

ACCREDITED BUSINESS CONSOLIDATORS CORP.
CASH FLOW STATEMENTS
At December 31, 2006

Expressed in Dollars

	Year	Year
	Ended	Ended
	December 31	December 31
	2006	2005
Cash flows from operating activities:

Net loss	$0	$0

Adjustments to reconcile net loss to net cash used
Note payable issued in exchange for services	0	0
Common stock issued for services	0	0
Merger acquisition costs	0	0
Changes in assets and liabilities:
Accrued interest payable	0	0
Account payable	0	0
Net cash used in operating activities	0	0
Cash flows from investing activities:	0	0
Net cash flows from investing activities	0	0
Cash flows from financing activities:

Issuance of preferred stock for cash	0	0
Issuance of common stock for cash	0	0
Advances from stockholders	0	0
Net cash provided by financing activities	0	0
Net change in cash	0	0

Cash at the beginning of period	0	0
Cash at the end of period	$0	$0

The accompanying notes are an integral part of the financial statements.

------------

ANNEX IV

ACCREDITED BUSINESS CONSOLIDATORS CORP.

NOTES TO FINANCIAL STATEMENTS FOR THE YEAR ENDED AT 31 DECEMBER 2006

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

            After the company emerged from bankruptcy, and until 31 December 2006, the company did not conduct any business.  It had no operations or assets.  Instead, it simply remained dormant while the administration sought an opportunity for its shareholders.  The Company has no restaurants and is not affiliated with the restaurants that bear [its] name.

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

Note 3. COMMITMENTS AND CONTINGENCIES

As of 31 December 2006, the Company is not subject to contingencies or commitments or obligations under lease commitments.

Note 4.  GOING CONCERN

At 31 December 2006, the Company has no working capital. As such, the accompanying financial statements have been prepared assuming the Company will continue as a going concern. The company does not have sufficient working capital for its planned activities, which raises substantial doubt about its ability to continue as a going concern.   Continuation of the company as a going concern depends on obtaining additional working capital.  In addition, the Company has no business model, no business plan, and no business.  Basically, the Company will remain inactive until financing is obtained and/or management creates a business plan or find a merger partner.

EXHIBIT 23

Berman W. Martinez y Asociados
Contadores Publicos Autorizados

PCAOB REGISTERED

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the use, in the statement on Form 10K of Accredited Business Consolidators Corp. of our report dated February 18, 2010, on our audit of the financial statements of Accredited Business Consolidators Corp. as of December 31, 2006 and the related statements of operations, stockholders' equity and cash flows for the year ended December 31, 2006 and the reference to us as experts or auditors.

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
Joanna Chmielewska
President and Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. § 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2006

In connection with the Quarterly Report on Form 10-K of Accredited Business Consolidators Corp. (the “Company”) for the 2006 fiscal year, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned President, and sole financial officer of the Company, certifies, to the best of her knowledge, information, and belief of the signatory, pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2006 that:

(1) The Report complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Joanna Chmielewska
President and Chief Financial Officer
Date: May 12, 2010