Form 10-Q
period 2010-09-30
ACCREDITED BUSINESS CONSOLIDATORS CORP.
filed 2010-12-21
CIK 933425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010.

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

Large accelerated filer	¨	Accelerated filer	¨
Non-accelerated filer	¨	Smaller reporting company	x
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

 Yes    ( )    No    (X)

Transitional Small Business Disclosure Format (Check one): Yes oNox

The aggregate market value of the common stock held by all persons using the price of $.0025, which is the price at the close on September 30, 2010, is $1,090,998.91. As of September 30, 2010, there are 436,399,566 common shares outstanding with a par value of .0001. There are 500,000,000 preferred shares outstanding which share the same voting rights as the common stock except that their voting power will never be less than 51%.

FORWARD LOOKING STATEMENTS AND RISK FACTORS

Certain statements contained in this Form 10-Q filed by Accredited Business Consolidators Corp. (“ACDU” or "Company") constitute "statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements, identified by words such as "will," "may," "expect," "believe," "anticipate," "intend," "could," "should," "expect," "estimate," "plan" and similar expressions, relate to or involve the current views of management with respect to future expectations, objectives and events and are subject to substantial risks, uncertainties and other factors beyond management's control that may cause actual results to be materially different from any such forward-looking statements. Such risks and uncertainties include those set forth in this document and others made by or on behalf of the Company in the future, including but not limited to, the Company's limited operating history, its need for additional capital or financing, its ability or inability to produce and market products and services, its ability to make a profit in the future, its dependence on a limited number of customers and key personnel, its dependence on certain industries, its ability to locate and consummate business opportunities that would appear to be in the best interests of the shareholders, its ability to implement strategies to develop its business in emerging markets, competition from other or similar companies or businesses, and, general economic conditions. Any forward-looking statements in this document and any subsequent Company document must be evaluated in light of these and other important risk factors. The Company does not intend to update any forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information.

PART I - FINANCIAL INFORMATION

ITEM 1.Financial Statements

ACCREDITED BUSINESS CONSOLIDATORS CORP.

BALANCE SHEET (UNAUDITED)

September 30, 2010

ASSETS

Current assets :

Cash and Bank Account		$ 13,594.03
Banks	13,594.03
Temporary Investments (stocks)		$ 90,029.89
Industrial Supply Co LLC	2,500.00
HilandTerrace Corp	4,200.00
3-101-53218 S.A	2,000.00
Southeast Banking Corp	7,763.40
Soluciones Faciles S.A	5,000.00
ACDU Treasury Stock	5,560.77
AVRO- Averion Interational Corp	1,601.00
HDHL- Hudson Holding Corp	22,325.00
IAHL- IAHL Corporation	38,879.72
JMON- James Monroe Capital Corp.	200.00
Accounts Receivable		$ 46,449.29
Industrial Supply Co LLC	1,527.59
Richwood Eco Ventures Inc.	35,612.50
Telecoms Tools Inc.	1,512.50
Accredited Suppliers AutoPart	2,713.95
Domain Management Inc.	1,800.30
Italian Oven Financial Inc	137.50
Italian Oven Travel & Entertainment	137.50
Italian Oven International	137.50
Italian Oven Intellectual Property Corp.	137.50
Italian Oven Tecnologies Inc.	137.50
Accredited Hospitality Group, Inc	137.50
Accredited Consolidator Europe PLC	1,417.45
CalichiSino	1,040.00
TOTAL ASSETS:		150,073.21

LIABILITIES

Current liabilities:

Accounts payable		$ 191,676.00
My Pleasure Ltd.	191,676.00
Interest payable		$ 19,167.60
My Pleasure Ltd.	19,167.60
TOTAL LIABILITIES:		210,843.60

CAPITAL
Stockholders' equity

Common stock, U$ 0.03 per 5,000,000 presplit shares		$ 150,000.00
Accumulated Deficit		$ -210,770.39

TOTAL CAPITAL:		$- 60,770.39

LIABILITIES AND STOCKHOLDER EQUITY		150,073.21

The accompanying notes are an integral part of the financial statements.

ACCREDITED BUSINESS CONSOLIDATORS CORP.

STATEMENTS OF OPERATIONS

SEPTEMBER 30, 2010

(UNAUDITED)

	Quarter
	Ended
	September 30,
	2010
REVENUE		$ 439.67
Travels Commissions	30.3
Dividend	0.05
Shares sales	390.00
Interest on loans	19.32
TOTAL INCOME		$ 439.67

Cost of Sales		$ 40.00
Shares on acquisition cost	40.00

EXPENDITURE

General and administrative		3,417.42

Rent	323.16
Consulting fee	264.00
Internet domain	29.85
Publicity	1,870.00
Comunications	549.00
Commissions and taxes paid	64.76
Bank fee	316.65
Profit (or loss) before income taxes		- 3,017.75
Provision for income taxes		0
Profit (or loss)	$	- 3,017.75

The accompanying notes are an integral part of the financial statements.

ACCREDITED BUSINESS CONSOLIDATORS CORP.

STATEMENTS OF CASH FLOWS

SEPTEMBER 30, 2010

(UNAUDITED)

Quarter
Ended
September 30,
2010
Cash flows from operating activities:

Net Loss	$ - 3,017.75

Adjustments to reconcile net loss to net cash used
Note payable issued in exchange for services	-
Common share
Interest payable
Account payable	-
Net cash used in operating activities	- 3,017.75
Cash flows from investing activities:
Stock/Interest on Companies acquired	867.20
Cash flows from financing activities:	867.20
Suppliers loans
Issuance of preferred stock for cash	-
Brokerage net Invest	- 1,906.94
Advances from stockholders	-
Net cash provided by financing activities	- 1,906.94

Cash at the beginning of period	17,651.52
Cash at the end of period	$13,594.03

The accompanying notes are an integral part of the financial statements.

ACCREDITED BUSINESS CONSOLIDATORS CORP.

NOTES TO FINANCIAL STATEMENTS

Note 1:
Temporary Investments (Stocks)
Industrial Supply Co LLC	25% Interest in the company	$ 2,500.00
HilandTerrace Corp	43,639,950 Common shares	$ 4,200.00
1,000,000 Preferred Shares
3-101-53218 S.A	25% outstanding stock	$ 2,000.00
Southeast Banking Corp	77634 Common Shares	$ 7,763.40
Soluciones Faciles S.A	25% Ownership	$ 5,000.00
ACDU	888, 681 common shares	$ 5,560.77
AVRO- Averion Interational Corp	233, 200 common shares	$ 1,601.00
HDHL- Hudson Holding Corp	125, 000 Common shares	$ 22,325.00
IAHL- IAHL Corporation	167, 500 Common Shares	$ 38,879.72
JMON - James Monroe Capital	1, 000,000 Common Share	$ 200.00
$ 90,029.89

Note 2:
The Current Liabilities are from loans from:
My Pleasure Limited	$191,676.00
Interest provisioned per loan
My Pleasure Limited	$19,167.60
Total: $210,843.60

Note 3:
The Stockholders' equity comes from the par value of the company's shares minus the period's loss

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and business

Accredited Business Consolidators Corp. (the “Company” or “ACDU”) was organized in 1990 under the name Fornello U.S.A., Inc.  ACDU eventually changed its name to the Italian Oven, Inc., to reflect its operation of various Italian restaurants.  However, in October 1996, ACDU did not have the funds to sustain itself. The Company filed for protection under Chapter 11 of the United States Bankruptcy Code.   ACDU submitted a plan to the bankruptcy court which divested it of all assets, including intellectual property.  The plan provided no payment to shareholders. However, the bankrutpcy did not cancel or extinguish the common shares of ACDU.  The United States Bankruptcy Court for the Western District of Pennsylvania approved the bankruptcy plan and on July 17, 1998, ACDU emerged from bankruptcy.

From the time ACDU emerged from bankruptcy until June 30, 2007, the company conducted no business.  It had no operations and no assets.  Rather, it simply remained dormant while management sought an opportunity for its shareholders.In 2008, My Pleasure Ltd. obtained control of the Company through a $150,000.00 investment. From that time on, the Company began its new business model of providing consulting services and making investments into new and distressed entities.

Basis of presentation and going concern uncertainty

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America; however, they were not prepared by a certified public accountant and are subject to revision in the event an auditing firm directs changes to the report.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company for all periods presented have been made.

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

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern. However, the Company has little assets and working capital. The Company relies on loans from My Pleasure Ltd. to continue its operations. These conditions, among others, give rise to substantial doubt about the Company's ability to continue as a going concern. There is no assurance that the steps taken by management will meet all of the Company's needs or that it will continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

2. RELATED PARTY TRANSACTIONS

The financial statements show that the majority of the Company's source of financing came from loans provided by My Pleasure Ltd. My Pleasure Ltd. is the Company's largest shareholder. As such, My Pleasure Ltd. may put itself in a superior position when these loans need to be repaid. Since My Pleasure Ltd. is the Company's majority shareholder and creditor, the Company may take action to achieve the best results for My Pleasure Ltd.

Similarly, the Company made various loans to its subsidiaries. These entities have a close working relationship with the Company. Because of the close relationship, the loans given to the subsidiaries and related companies may ultimately prove not to be prudent. The Company may shift business to its subsidiaries even where competitors may offer a better or more established product at a lesser cost.

3. COMMITMENTS AND CONTINGENCIES

As of September 30, 2010, the Company is not subject to any significant commitments or contingencies or obligated under any lease commitments.

ITEM 2.Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our financial statements and related notes included in this report. This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The statements contained in this report that are not historic in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “estimates,” “believes,” or “plans” or comparable terminology are forward-looking statements based on current expectations and assumptions. Various risks and uncertainties could cause actual results to differ materially from those expressed in forward-looking statements.

All forward-looking statements in this document are based on information currently available to us as of the date of this report, and we assume no obligation to update any forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements.

History

Accredited Business Consolidators Corp. (the “Company” or “ACDU”) was organized in 1990 under the name Fornello U.S.A., Inc.  ACDU eventually changed its name to the Italian Oven, Inc., to reflect its operation of various Italian restaurants.  However, in October, 1996, ACDU did not have the funds to sustain itself, and it filed for protection under Chapter 11 of the United States Bankruptcy Code.   ACDU submitted a plan to the bankruptcy court which divested it of most assets, including some intellectual property and trademarks.  The plan provided no payment to shareholders; however it did not cancel or extinguish the common shares of ACDU.  The United States Bankruptcy Court for the Western District of Pennsylvania approved the bankruptcy plan. On July 17, 1998, ACDU emerged from bankruptcy.

From the time ACDU emerged from bankruptcy until late 2008, the company conducted no business.  It had no operations and no assets.  However, it did incur legal and other expenses. Additionally, management attempted to locate business opportunities for the company and, as a result, it incurred debts payable to business reconstruction consultants. My Pleasure, Ltd., a corporation domiciled in the United Kingdom, agreed to provide ACDU with a cash infusion of $150,000.00 to pay off all of the company's debts in exchange for a controlling interest in the Company. On October 17, 2008, My Pleasure Ltd. did indeed provide the cash to the Company which was used to pay off the prior debt and legal expenses. After the payments occurred, ACDU was completely free of debts and expenses. My Pleasure Ltd. received 5,000,000 restricted pre-split common shares which provided it with a majority control over the Company. My Pleasure Ltd. is a foreign entity that is not owned by any United States persons. Because of this, the Company believes that the transaction was exempt from securities regulations governing United States investors. Nevertheless, legal counsel for the Company filed a REGDEX on November 3, 2008, related to the transaction since My Pleasure was also an accredited investor. The REGDEX does not allow, and will not allow, the Company to sell the unregistered free trading securities to other accredited investors. In fact, My Pleasure Ltd. ultimately converted its controlling interest through common shares to a controlling interest through preferred shares.

Also in October 2008, My Pleasure Ltd., as majority shareholder, elected Joanna Chmielewska as the Company's primary officer. Concurrently, the Company appointed Action Stock Transfer as its stock transfer agent. Action Stock Transfer is located at 7069 South Highland Drive, Suite 300, Salt Lake City, UT 84121. Action is registered with the Securities and Exchange Commission as a stock transfer agent.

The Company established a virtual office at 196 West Ashland Street in Doylestown, Pennsylvania 18901 so that it could receive legal documents and mail. The office is not a staffed office but is merely a center to receive business communications. The Company deemed it unnecessary to have a fully staffed office because most of its business opportunities would be located out of the United States.

During 2009 and 2010, the Company primarily operated as a holding company owning a majority stake in the Company's subsidiaries.

Change in Control and Change in Management

As explained above, in October 2008, there was a significant and material change in control and management when the Company issued 5,000,000 restricted common shares to My Pleasure Ltd. of the United Kingdom. The issuance of these shares effectively gave majority control to My Pleasure Ltd. My Pleasure Ltd. effectively controls the Company and, by vote of its shares, controls the directors and officers of the Company. Also in October 2008, Joanna Chmielewska was appointed the Company's control officer and director. Ms. Chmielewska is effectively controlled by the voting shares of My Pleasure Ltd. No person owns more than 10% of My Pleasure Ltd. However, My Pleasure Ltd. is a private company and most of its records have not been made available to the public. Investing in ACDU does not constitute an investment in My Pleasure Ltd. On the contrary, My Pleasure Ltd. is an investor in ACDU and may be an investor in other companies not affiliated with ACDU.

Plan of Operation and Statement of Operations

Subsequent to the purchase of control by My Pleasure Ltd., the Company changed its scope of operations. The Company's business model turned into that of a holding company engaged in locating business opportunities. ACDU would either create the business themselves, form partnerships or joint ventures with third parties, or make direct investments into other corporations. Most of the business opportunities would involve distressed entities or new entities. As a result, ACDU would be required to help assist the companies locate loans or equity finance to enhance the potential for success of the ventures. These companies and ventures may also need to file registration statements with the Securities and Exchange Commission so that they may seek investment money from the public. With this business plan in mind, ACDU created certain subsidiaries as discussed below.

1. Italian Oven International, Inc. ("IOII"). IOII was formed in January 2009 through a filing with the Pennsylvania Secretary of State to hold investments into small businesses located outside of the United States. IOII owns 25% of the capital stock of 3-101-532180, S.A., of Costa Rica. It is not expected that 3-101-532180, S.A., will be in the position to pay dividends in the near future. 3-101-532180 S.A. operates a mall-based clothing store in Costa Rica. The Company is expanding to Spain, most likely Madrid or Barcelona, in 2011. However, the Spain store will be a separate entity. It is expected that IOII will own 25% of the Spanish entity that will be formed for this operation.

2. Accredited Business Development Corp. ("ABDC"). ABDC was formed in March 2010 as a Pennsylvania corporation. ABDC will purchase minority stakes in international companies that are deemed worthy and which may be positioned for growth. The Company is in the process of finalizing the necessary documents to raise capital as a Business Development Corp. under section 55 of the Investment Company Act of 1940. It is expected that ACDU will maintain control of ABDC even after the capital raise. Presently, however, ABDC is not conducting business and its success will be dependent on formulating its filings and locating investment-worthy international products.

3. Accredited Consolidators Europe PLC ("ACE"). ACE was formed in the United Kingdom in November 2009 as a public limited company. ACE will be a holding corporation similar to ABDC, discussed above. However, it will focus primarily on projects in Eastern Europe. While it will operate similar to a BDC, the Company may or may not choose not to register with the Securities and Exchange Commission and, instead, might only accept foreign investment capital. ACE hopes to eventually list with the Alternative Investment Market division of the London Stock Exchange in the United Kingdom. If the listing requirements turn out to be too expensive, the Company may file an offering statement with the Securities and Exchange Commission. However, this will be done as a last resort as the preference is for trading on an international exchange without trading in the United States. The Company cautions investors that ACE is presently not participating in any business activities and is in the development stage.

4. Accredited Hospitality Group Inc. ("AHG"). AHG is a Pennsylvania corporation formed in November 2009. AHG was formed to develop investments in the hospitality industry. Presently, AHG's sole contract is to provide management services with Hiland Terrace Corp., a small hotel in North Huntingdon, Pennsylvania. The contract does not presently provide revenue to AHG due to Hiland Terrace's financial position. It is expected, as explained below, that Hiland Terrace may go public during 2011 and seek capital and expansion opportunities to develop its property.

5. Accredited RAC Company ("ARAC"). ARAC is a Pennsylvania corporation formed in July 2010. ARAC's business plan is to offer car rentals in Central America. ARAC, while it maintains financing in place to purchase vehicles for rent in Nicaragua, has chosen to continue its evaluation of the market before beginning operations. Specifically, prior to moving forward with the vehicle purchase, the Company needs to be assured that it will be able to make payments during the initial stages of operations. Therefore, ARAC's present activities include creating a financing statement to raise capital by becoming a public entity so that investment capital is available while it positions itself. ARAC believes that, in early 2011, it will have the documents prepared and ready for submission to the Securities and Exchange Commission.

6. Italian Oven Intellectual Property Inc. ("IOIP"). IOIP is a Pennsylvania corporation formed in January 2009. The purpose of IOIP will be to manage ACDU's intellectual property and trademarks, whether official or common law. IOIP will act separately from the parent company and will receive income through licensing and commissions. IOIP is not expected to be divested from the parent company and it will most likely never file a registration statement to raise capital.

7. Italian Oven Travel & Entertainment Corp. ("IOTE"). IOTE is a Pennsylvania corporation formed in January 2009. The purpose of IOTE is to offer travel and entertainment related websites. IOTE presently has numerous contracts in place to sell travel offerings such as cruises, hotels, car rentals, and tour packages throughout the world. While agreements to offer travel services are in place, IOTE will need raise capital to obtain the money to prepare the websites and booking engines necessary to be successful. Therefore, IOTE's goal for early 2011 is to file the necessary documents with the Securities and Exchange Commssion to legally perform a capital raise.

8. Italian Oven Technologies Inc. ("IOTI"). IOTI is a Pennsylvania corporation formed in Febnruary 2009 to engage in the business of distributing electronic devices to Central America. Initially, the Company teamed up with ACER Computers as an authorized partner and prepared to import computers into Costa Rica, Nicaragua, and Honduras. However, the Company determined that the pricing for purchasing systems in bulk from ACER could not compete with large retailers such as Circuit City and Amazon.com. While these outlets are not in Central America, residents of those countries import electronics on their own using services with mail forwarding from Miami. Recently, IOTI changed its focus to dual-SIM cellular phones. IOTI began negotiating agreements with several wireless telephone manufacturers in China and Hong Kong that manufacturer the devices. IOTI is in the product testing stage to assure that only quality products are purchased. If the phones being tested pass the tests, the Company will begin importing these telephones into Central America. The dual-SIM phones are extremely popular in Central America because most clients use a prepaid SIM. The prepaid plans provide low cost calling, but only to other phones on the same network. Therefore, residents of Central America usually carry two cellular phones, each being on a separate provider. Having a dual SIM phone alleviates the need for two phones. IOTI will require capital to successfully move forward with the project. Therefore, its primary goal for the beginning of 2011 is to prepare the necessary documents for filing with the Securities and Exchange Commission to raise capital.

9. Italian Oven Financial Inc. ("IOF"). IOF is a Pennsylvania corporation formed in January 2009. IOF's purpose and plan is to offer financial services as a white label affiliate for unique products that can be provided with fair pricing. Presently, IOF is exploring a potential partnership to provide a binary options trading platform to the public. However, if an agreement is consummated with a partner, IOF will be in need of capital and will have to file appropriate filings with the Securities and Exchange Commission to raise capital.

10. Richwood Eco Ventures, Inc. ("REVI"). REVI is a Pennsylvania corporation formed in 2009. REVI operated a venture whereby it had Richwood Corporacion in Nicaragua process wood for it which was then sold to enterprises in Europe and the United States. REVI filled two orders for wood from a company in Andorra and caused the timber to be delivered; however, it has since been impaired from operating because of several factors. The first material event was that its consulting director fell ill and was unable to continue in his capacity. This left REVI with no experienced officer in the field. Concurrently, creditors of Rich Forest Management took over the Richwood factory as they claimed to hold a mortgage thereon. While REVI, through its affiliates, owned approximately $100,000 in equipment assets, those assets were inside the factory. REVI's affiliates are presently going through both criminal and civil legal channels to reacquire possession of its wood processing equipment. Once REVI obtains the equipment, it will either partner with another wood processing plant or it will open its own plant. In either case, REVI will need capital and will file an appropriate registration statement with the Securities and Exchange Commssion so that it can raise money.

11. Calichi Sino, Inc. ("CSI"). CSI is a Florida corporation formed in February 2010. ACDU will own between 10 and 20 percent of CSI depending on the final agreement between the partners. CSI will market environmentally friendly concrete products. CSI will be a prospective alliance of partners including ACDU, companies affiliated with Zeobond of Australia, and entities affiliated with Harricrete Ltd. of Trinidad. In the simplest of terms, the alliance will purchase or produce Zeobond's patented products and distribute them in areas that Zeobond does not presently have a market for them. Harricrete, which presently engages in international distribution of construction materials, will provide its logistical experience and distribution channels. The alliance members are presently formulating an initial registration statement for the Company so that it may seek appropriate capital for its projects.

12. Telecom Tools Inc. ("TTI"). TTI is a Pennsylvania corporation formed in July 2009. TTI filed a patent for a modification to a popular telecommunications punch-down tool. Punch-down tools are routinely used when installing wiring for communications systems and in telephone rooms. The #66 punch-down blade frequently causes accidental shorting when installers brush the tool against adjacent connections. This causes digital stations to crash, lockup, or trip circuit protection, resulting in dropped calls and upset clients. Worse, such accidental contact sometimes causes permanent damage to equipment. TTI's patent provides a coating to the tool that will minimize the chances of shorting. The modificiation will only cost manufacturers a small amount of money per tool to add the protection to it. TTI will collect royalties on its patent-pending process. TTI intends to file a registration statement with the Securities and Exchange Commission during the first quarter of 2011. The registration statement will allow TTI to seek investment capital for the marketing of its tool modification.

13. Industrial Supply Company LLC ("ISC"). ISC is a Florida limited liability company formed in April 2008. ACDU owns 25% of ISC. ISC operates as a construction consulting and lobbying organization. It does not intend to file a registration statement or seek capital from investors. It will work closely with ACDU to develop its consulting enterprises and may help construction companies obtain financing or obtain modifications to local, state, and federal laws through its lobbying programs.

14. Envirocare Corp. ("ECC"). ECC was formed in 2009 by ACDU as an entity that would sell products such as environmentally friendly cement. The formation of ECC occurred before the Calichi Sino alliance was created. ACDU will not move forward with using ECC as a vehicle to sell this type of product because it will focus primarily on the CSI alliance. Since determining that it could not continue with the proposed joint venture with Blue World Crete (formerly known as Green World Crete) because it determined that officers of B/GWC had convictions in a Medicare fraud scheme. Because of the abandonment of the project, ECC remained dormant. However, ECC will continue to search for ventures that will not compete with CSI and that are environmentally friendly. If it locates an opportunity, it would need to file a registration statement with the Securities and Exchange Commission to gain the capital it needs.

15. Accredited Suppliers Corp. ("ASC"). ASC was formed in November 2009 as an entity that would import auto parts and other supplies to Central America. ASC has been in operation for nearly one year and is achieving a fair profit; however, the initial investment into ASC was low so the profits were similarly not substantial. Therefore, ASC needs to replicate its business model with additional capital. ASC requires additional capital to implement its business model and buy additional vehicles and hire staff to deliver parts to enterprises in rural areas in Nicaragua, Honduras, and Guatamela. Parts carry a premium in remote areas because most business owners have to travel to the city to buy items for sale in their stores. Having a delivery service to the areas makes Accredited a primary supplier for the rural business. ASC intends to file a registration statement as soon as practicable in order to achieve the ability to raise capital.

16. Identifier Inc. ("II"). II was formed in 2010 to earn advertising revenue from websites. The websites focus on the release of data in a publicly alterable wiki format. II requires additional capital to implement its business model. II intends to file a registration statement with the Securities and Exchange Commission to achieve its capitalization requirements.

ITEM 3.Quantitiveand Qualitive Disclosures About Market Risk

As a smaller reporting company as defined by Item 10 of Regulation S-K, we are not required to provide information solicited by this item. Nevertheless, we note that an investment in ACDU is highly speculative in nature and should only be made by professional investors who fully understand the risks of over the counter investments. In fact, when an investor purchases ACDU shares, it does not benefit the Company. Rather, the shares are being purchased from a third party who bought the shares on the open market or as part of the original offering by the Italian Oven between 1995 and 1997.

ITEM 4.Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, management carried out an evaluation, with the participation of the Company’s Principal Executive Officer and Financial Officer, of the effectiveness of the Company's disclosure controls and procedures, as of September 30, 2010. Based on the evaluation as of March 31, 2010, the Principal Executive Officer and Financial Officer of the Company have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e)and 15d-15(e) under the Exchange Act) were not effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in rules and forms of the SEC. Specifically, management determined that information was not routinely entered into a format to provide prompt disclosure resulting in late reporting. Management has began a procedure to implement a plan to enable prompt reporting of information on a timely basis. Management believes that the plan can be implemented so that reporting can be on time during 2011.

Internal controls are procedures which are designed with the objective of providing reasonable assurance that our transactions are properly authorized, recorded and reported and our assets are safeguarded against unauthorized or improper use, to permit the preparation of our financial statements in conformity with generally accepted accounting principles. While the Company's controls and procedures were inadequate for timely reporting, the internal controls and procedures did appear to be sufficient for fair and accurate disclosure of information and to prevent unauthorized or improper use of the Company's financial statements.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ending on September 30, 2010, that materially affected or is reasonably likely to materially effect our internal control over financial reporting.

Part II - OTHER INFORMATION

ITEM 1.Legal Proceedings

The Company has no material legal actions pending against it or any of its subsidiaries. The Company, through its affiliates, are engaged in litigation to achieve access to the property belonging to Richwood Eco Ventures Inc. The property consists of wood processing equipment.While the Richwood Eco Ventures matter is not material to the Company to the extent it will affect our business model of assisting other companies, it is material to our subsidiary, Richwood Eco Ventures, Inc. Prevailing on the legal actions would greatly assist in the success of Richwood Eco Ventures. However, there is no certainty in legal proceedings.

ITEM 2.Unregistered Sales of Equity Securities and Use of Proceeds

We have not sold any securities during the time period of this report. In fact, we are under a share issuance moratorium which effectively prevents us from issuing common stock for any reason. The share issuance moratorium expires February 10, 2011. However, we have no plan to issue stock in ACDU. We do intend to issue stock in our subsidiaries to raise capital for them.

ITEM 3.Defaults Upon Senior Securities

The Company does not have any senior securities or notes.

ITEM 4.Submission of Matters to a Vote of Security Holders

None.

ITEM 5.Other Information

Accredited Business Consolidators Corp. is an extremely risky investment. The Company is engaged in the creation of enterprises or investment in enterprises that have no or little established business. In addition, the Company's investments into enterprises that are established are high risk because the enterprises are usually financially distressed and will require additional capital to expand or complete their business goals. We may or may not be able to provide them with sources of capital in this regard.

ITEM 6.Exhibits and Reports on Form 8-K

Exhibits

31.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Reports on Form 8-K

We incorporate our filings, made on Form 8-K, by reference as if fully restated again. We request shareholders review the original filings rather than relying on the summary provided below.

On July 27, 2010, we issued an 8-K report advising that we chose Security Stock Transfer, Inc., a stock transfer agent registered with the Securities and Exchange Commission, to maintain the share records of our subsidiary and affiliated companies including Richwood Eco Ventures, Inc., Calichi Sino, Inc., Telecom Tools, Inc., Bankruptcy Claims Fund, Inc., Identifier Inc., Accredited Business Development Company, Accredited Consolidators Europe PLC (United Kingdom), Accredited Hospitality Group, Inc., Accredited RAC Company, Accredited Suppliers Corp., Italian Oven Financial Inc., Italian Oven Intellectual Property Corp., Italian Oven International Inc., Italian Oven Technologies Inc., and Italian Oven Travel & Entertainment Corp.

On August 15, 2010, we issued an 8-K report advising that certain affiliates of our Company filed an involuntary bankruptcy proceeding against Hiland Terrace Corp., a corporation that owns the Hiland Terrace Motel and Office Centre in North Huntingdon, Pennsylvania. We, through our subsidiaries, own slightly less than 10 percent of the Company's stock. We note that the involuntary bankruptcy proceedings were subsequently withdrawn.

On September 3, 2010, as a result of shareholder inquiries, we issued an 8-K explaining that we were not in the process of filing bankruptcy and that certain unfounded rumors appeared to be based on the filing of an involuntary bankruptcy against Hiland Terrace Corp. as explained in the 8-K report dated August 15, 2010.

ACCREDITED BUSINESS CONSOLIDATORS CORP.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Accredited Business Consolidators Corp.

Date: December 21, 2010	/s/ Joanna Chmielewska
Joanna Chmielewska
President and Chief Financial Officer

EXHIBIT 31.1

CERTIFICATIONS

I, Joanna Chmielewska, certify that:

1. I have reviewed this Quarterly Report on Form 10-Q of Accredited Business Consolidators Corp.

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

4. I am presently responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a – 15(f) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation;

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

Date: December 21, 2010	/s/ Joanna Chmielewska
Joanna Chmielewska
President and Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. § 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q of Accredited Business Consolidators Corp.(the “Company”) for the quarter ended September 30, 2010, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned President, and sole officer of the Company, certifies, to the best of her knowledge, information, and belief of the signatory, pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:

(1) The Report complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Joanna Chmielewska
President and Chief Financial Officer
Date: December 21, 2010