Form 10-Q
period 2010-06-30
ACCREDITED BUSINESS CONSOLIDATORS CORP.
filed 2011-02-25
CIK 933425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010.

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

The aggregate market value of the common stock held by all persons using the price of $.004, which is the price at the close on June 30, 2010, is $1,745,598.26. As of June 30, 2010, there are 436,399,566 common shares outstanding with a par value of .0001. There are 500,000,000 preferred shares outstanding which share the same voting rights as the common stock except that their voting power will never be less than 51%.

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

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

ACCREDITED BUSINESS CONSOLIDATORS CORP.

BALANCE SHEET

June 30, 2010 2Q

ASSETS

Current assets:

Cash and Bank Account		$ 17,651.52
Banks	$17,651.52
Temporary Investments (stocks)		$ 89,202.69
Industrial Supply Co LLC (non-trading)	$2,500.00
Hiland Terrace Corp (non-trading)	$4,200.00
3-101-53218 S.A (non-trading)	$2,000.00
Southeast Banking Corp	$7,763.40
Soluciones Faciles S.A	$5,000.00
ACDU Accredited Business Consolidators Corp.	$5,560.77
AVRO- Averion Interational Corp	$973.80
HDHL- Hudson Holding Corp	$22,325.00
IAHL- IAHL Corporation	$38,879.72
Accounts Receivable		$ 46,236.75
Accredited Consolidators Europe PLC	$179.95
Industrial Supply Co LLC	$1,527.59
Richwood Eco Ventures Inc.	$35,612.50
Telecoms Tools Inc.	$1,512.50
Accredited Suppliers AutoPart	$2,713.95
Domain Management Inc.	$1,587.76
Italian Oven Financial Inc	$137.50
Italian Oven Travel & Entretainment	$137.50
Italian Oven International	$137.50
Italian Oven Intellectual Property Corp.	$137.50
Italian Oven Tecnologies Inc.	$137.50
Accredited Hospitality Group, Inc	$137.50
Accredited Consolidator Europe PLC	$1,237.50
Calichi Sino	$1,040.00
TOTAL ASSETS:		$153,090.96

LIABILITIES

Current liabilities:

Accounts payable		$191,676.00
My Pleasure Ltd.	$191,676.00
Interest payable		$ 19,167.60
My Pleasure Ltd.	$19,167.60
TOTAL LIABILITIES:		$210,843.60

CAPITAL
Stockholders' equity

Common stock, U$ 0.0003 for 500,000,000 common shares (presplit $.03 for 5,000,000 common shares)		$150,000.00
Accumulated Deficit		($207,752.64)

TOTAL CAPITAL:		($57,752.64)

LIABILITIES AND STOCKHOLDER EQUITY		$153,090.96

The accompanying notes are an integral part of the financial statements.

ACCREDITED BUSINESS CONSOLIDATORS CORP.

STATEMENTS OF OPERATIONS
June 30, 2010

	Quarter
	Ended
	June 30,
	2010
REVENUE		$33,578.20
Credit Interest	$0.05
Dividend	$1.31
sale of shares	$33,392.50
Interest on loans	$184.34
TOTAL INCOME		$33,578.20

Cost of Sales		$44,625.00
Costs to acquire shares	$44,625.00

EXPENDITURE

General and administrative		$$2,931.71

Rent	$197.44
Internet domain	$30.25
Publicity	$2,115.00
Comunications	$106.00
Commissions and taxes paid	$155.97
Bank fee	$327.05
Profit (or loss) before income taxes		$-13,978.51
Provision for income taxes		0
Profit (or loss)		$-13,978.51

The accompanying notes are an integral part of the financial statements.

ACCREDITED BUSINESS CONSOLIDATORS CORP.
CASH FLOW STATEMENTS

As of June 30, 2010

Expressed in Dollars

Quarter
Ended
June 30,
2010
Cash flows from operating activities:

Net Loss	$-13,978.51

Adjustments to reconcile net loss to net cash used	$-95.00
Note payable issued in exchange for services	-
Common share
Interest payable
Account payable	-
Net cash used in operating activities	$-14,073.51
Cash flows from investing activities:
Stock/Interest on Company acquired	$49,413.34
Cash flows from financing activities:	$49,413.34
Suppliers loans
Issuance of preferred stock for cash	-
Brokerage net Invest	$-15,064.94
Advances from stockholders	-
Net cash provided by financing activities	-15,064.94
Net change in cash	-

Cash at the beginning of period	$96,203.31
Cash at the end of period	$17,651.52

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

From the time ACDU emerged from bankruptcy until June 30, 2007, the company conducted no business.  It had no operations and no assets.  Rather, it simply remained dormant while management sought an opportunity for its shareholders.  In 2008, My Pleasure Ltd. obtained control of the Company through a $150,000.00 investment. From that time on, the Company began its new business model of providing consulting services and making investments into new and distressed entities.

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

3. COMMITMENTS AND CONTINGENCIES

As of June 30, 2010, the Company is not subject to any significant commitments or contingencies or obligated under any lease commitments.

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

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

ITEM 3.Quantitive Disclosures About Market Risk

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

ITEM 4.Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, management carried out an evaluation, with the participation of the Company’s Principal Executive Officer and Financial Officer, of the effectiveness of the Company's disclosure controls and procedures, as of June 30, 2010. Based on the evaluation as of June 30, 2010, the Principal Executive Officer and Financial Officer of the Company have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e)and 15d-15(e) under the Exchange Act) were not effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in rules and forms of the SEC. Specifically, management determined that information was not routinely entered into a format to provide prompt disclosure resulting in late reporting. Management has began a procedure to implement a plan to enable prompt reporting of information on a timely basis. Management believes that the plan can be implemented so that reporting can be on time during 2011.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ending on June 30, 2010, that materially affected or is reasonably likely to materially effect our internal control over financial reporting.

Part II - OTHER INFORMATION

ITEM 1.Legal Proceedings

The Company has no material legal actions pending against it or any of its subsidiaries. The Company, through its affiliates, are engaged in litigation to achieve access to the property belonging to Richwood Eco Ventures Inc. The property consists of wood processing equipment.  While the Richwood Eco Ventures matter is not material to the Company to the extent it will affect our business model of assisting other companies, it is material to our subsidiary, Richwood Eco Ventures, Inc. Prevailing on the legal actions would greatly assist in the success of Richwood Eco Ventures. However, there is no certainty in legal proceedings.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

We have not sold any securities during the time period of this report. In fact, we are under a share issuance moratorium which effectively prevents us from issuing common stock for any reason.  However, we have no plan to issue stock in ACDU. We do intend to issue stock in our subsidiaries to raise capital for them.

ITEM 3.  Defaults Upon Senior Securities

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

On April 15, 2010, AccreditedBiz announced that its affiliated enterprise Envirocare Corp. terminated its negotiations with Green World Crete Inc. relating to a potential joint venture in Nicaragua to build a plant to produce enviromentally friendly building materials.  The Company stated that it determined that it could not move forward with the venture due to the criminal history of Green World Crete's affiliates and the lack of an established product.  Specifically, the Company's background investigation of Green World Crete revealed that Daniel Panitz was convicted of fraud while living in New York.  In addition, federal agencies have barred Mr. Panitz from acting as a service provider in certain areas.  Because of this, the Company's funding sources determined that it would be prudent to locate a different source of non or reduced Portland based cement.

The above report was the only Form 8-K filing made during the Second Quarter of 2010.

ACCREDITED BUSINESS CONSOLIDATORS CORP.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Accredited Business Consolidators Corp.

Date: February 24, 2011	/s/ Joanna Chmielewska
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

Date: February 24, 2011	/s/ Joanna Chmielewska
Joanna Chmielewska
President and Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. § 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q of Accredited Business Consolidators Corp.(the “Company”) for the quarter ended June 30, 2010, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned President, and sole officer of the Company, certifies, to the best of her knowledge, information, and belief of the signatory, pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:

(1) The Report complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Joanna Chmielewska
President and Chief Financial Officer
Date: February 24, 2011