Form 10-K
period 2008-12-31
ACCREDITED BUSINESS CONSOLIDATORS CORP.
filed 2011-04-15
CIK 933425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM  10K

x	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2008.

Commission file number 0-27182

ACCREDITED BUSINESS CONSOLIDATORS CORP.

(Exact name of registrant as specified in its charter)

PENNSYLVANIA	25-1624305
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

196 WEST ASHLAND STREET
DOYLESTOWN, PA  18901

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) or the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes    o    No   x

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (s. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  (X) Yes   ( ) No.

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second quarter:  As of June 30, 2008, considering the price of the common stock being .001, the aggregate market value of the common equity was $43,829 with 4,382,900 shares outstanding.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  ( ) Yes  ( ) No.

As of December 31, 2008, there were 9,382,917 shares outstanding of the registrant’s Common Stock, $.01 par value.

As of the date of this filing, there were 436,399,566 shares outstanding of the registrant's Common Stock, $.0001 par value, reflecting a forward split of 100 new shares for every 1 old share which took place on May 22, 2009.    Similarly, on the date of this filing, there were 500,000,000 preferred shares with a par value of $.0001 outstanding.

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

WARNING:  Accredited Business Consolidators Corp. did not conduct business during the time period of this report.   The company has minimal assets.  The previously filed registration statement should not be relied upon as the company has divested itself of all assets during its 1997 bankruptcy proceeding and has been dormant since.  Only experienced investors who understand the risks of purchasing the common stock of a shell company with no assets should participate in any trading of our common stock.

 The Company relied on information provided by third parties to submit this report and said information could be changed as new information is located.

 PART I

 ITEM 1  -- DESCRIPTION OF BUSINESS

Accredited Business Consolidators Corp. (the “Company” or “Accredited”) was organized in 1990 under the name Fornello U.S.A., Inc. Accredited eventually changed its name to The Italian Oven, Inc., to reflect its operation of various Italian restaurants.  However, in October, 1996, Accredited did not have the funds to sustain itself, and it filed for protection under Chapter 11 of the United States Bankruptcy Code. Accredited submitted a plan to the bankruptcy court which divested it of all assets, including intellectual property.  The plan provided no payment to shareholders; however it did not cancel or extinguish the common shares of Accredited.  The United States Bankruptcy Court for the Western District of Pennsylvania approved the bankruptcy plan and on July 17, 1998, Accredited emerged from bankruptcy. From the time Accredited emerged from bankruptcy until December 31, 2008, the company conducted no business.  It had no operations and no assets.  Rather, it simply remained dormant while management sought an opportunity for its shareholders.  The Company has not had any substantive business operations from its emergence from bankruptcy until the present time and is now considered a "shell company" as it had no or nominal operations. The Company was dormant during all times material to this report except for the fact that its officers and shareholders were looking for a business venture for the enterprise.  The Company did find an investor in 2008 to pay down all debt owed to business consultants and to lead the Company in a new direction.

However, because of the Company's  status of having only nominal assets and no recent operating history, in the event the Company does successfully acquire or merge with an operating business opportunity, it is likely that the Company's current shareholders will experience substantial dilution and a resultant change in control of the Company.   It is anticipated that the Company will require only nominal capital to maintain its corporate viability and necessary funds will most likely be provided by the Company's existing shareholders or its officer and director in the immediate future. However, unless the Company is able to facilitate an acquisition of or merger with an operating business or is otherwise able to obtain significant outside financing, substantial doubt will be cast on its ability to continue as a viable corporation. In the opinion of management, neither inflation nor recession will have a material effect on the operations of the Company until such time as the Company successfully completes an acquisition or merger. At that time, management will evaluate the possible effects of inflation or recession on the Company as it relates to its business and operations following a successful acquisition or merger. In the future, the Company may seek out and investigate possible business opportunities with the intent to acquire or merge with one or more business ventures. Because the Company lacks cash and other capital resources, it may be necessary for the officers and directors to either advance funds to the Company or to accrue expenses until such time as a successful business consolidation can be made. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible. If the Company engages outside advisors or consultants in its search for business opportunities, it may be necessary for the Company to attempt to raise additional funds. In 2009, after the fiscal year 2008 closed, the Company changed its name to Accredited Business Consolidators Corp.  For more information about this change, the Company refers the investor to the 2009 and 2010 filings with the Securities and Exchange Commission.

ITEM 1A.  Risk Factors.

Smaller reporting companies are not required to provide risk factor disclosure on their form 10-K filings.  Nevertheless, Accredited Business Consolidators Corp. believes that investors and potential investors should view our company as an extremely high risk and speculative investment.  We have outlined certain risk factors below:

1.  Our Business Is Difficult To Evaluate Because We Have No Ongoing Operations and Minimal Assets. As the Company currently has no ongoing operations other than to find business ventures and with only minimal assets, there is a risk that we will be unable to continue as a going concern and consummate a business combination. We have no significant assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in our incurring a net operating loss that will increase continuously until we can consummate a business combination with a profitable business opportunity. We cannot assure you that we can identify a suitable business opportunity and consummate a business combination.

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

4.   Because Of The Deficiencies In Our Past Compliance With Disclosure Rules And The Requirements Of Securities Laws, We Face Risks Of Liability Under The Securities Laws.  We have not filed our annual reports for several years.  Therefore, we could be named in an administrative, civil or criminal proceeding by the SEC or another government entity, and we could be named in a civil proceeding brought by a stockholder or other private entity. There is no guarantee we would emerge from such a proceeding with the ability to continue as a going concern. The deficiencies in our compliance which we believe could have material consequences for us include the following:

5.  This Financial Report Was Prepared By Current Officers Of The Company Who Were Not Officers At The Material Times.  Prior management of the Company did not file timely financial reports.  Therefore, the present report is being filed by current management that had no affiliation with the Company during the material times.  While information was provided to current management in 2008 as to the Company's debts, the officer submitting this report maintained no personal knowledge of the alleged business consulting that was done in 2008.   In general, management is relying on representations of the prior officers and of legal counsel familiar with the matters to state that there were no activities during the material times.  Limited due diligence could be done as the Company had no bank accounts or accounting registries to verify that no transactions occurred.

6.  Our Financial Statements Include A Going Concern Opinion From Our Independent Auditors . The Company received a going concern opinion on its financial statements for fiscal year 2008. Our auditors have stated that due to our lack of assets and operations, there is "substantial doubt" about our ability to continue as a going concern. The going concern opinion from our auditors may limit our ability to access certain types of financing, or may prevent us from obtaining financing.

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

12.  "Penny Stock" Regulations May Impose Certain Conditions On The Marketability Of Our Securities.  The Securities and Exchange Commission has adopted regulations which generally define "penny stock" to be an equity security that has a market price of less than $5.00 a share, subject to certain exceptions.  Our common stock is presently, and most probably will always be, subject to these regulations which impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 including their spouse).  For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's written consent to the transaction prior to the purchase.  Additionally, for any transaction involving a "penny stock," unless exempt, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the Commission relating to the "penny stock" market.  The broker-dealer must disclose the commission payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market.

ITEM 2.  PROPERTIES

During the 2008 fiscal year, the Company neither owned nor rented any properties.

ITEM 3.  LEGAL PROCEEDINGS

During the 2008 fiscal year, there were no known material legal proceedings involving the Company.  An action was filed by shareholders against the Company's prior transfer agent, American Stock Transfer & Trust Co. LLC, because it withheld records relating to us and stated that amounts were due it for services.  The case was filed in the Supreme Court of New York at Index Number 08-112587.  The Plaintiff was RVCA Partners LLC which was a minority shareholder of the Company. Ultimately, with the involvement of the Company, a settlement was reached where the Company, through its consultants, would pay a fee to the transfer agent and the shareholder lists would be turned over to the appropriate parties.  After the suit was settled, the Company obtained the list and changed transfer agents to Action Stock Transfer in Salt Lake City, Utah.  Action Stock Transfer continues to be our transfer agent to this day.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

During the 2008 fiscal year, there were no matters submitted to a vote of securities holders, through the solicitation of proxies, or otherwise.

PART II

ITEM 5  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Shares of Accredited Business Consolidators Corp. common stock are traded in the United States on the Over the Counter Market.  The principal United States market for our common stock is not an exchange.  As such, the rules of the Securities and Exchange Commission require us to state the range of high and low bid information for the equity for each full quarter within the most recent fiscal years and any subsequent interim period for which financial statements are included, or are required to be included by Article 3 of Regulation S-X, as regularly quoted in the automated quotation system or a registered securities association, or where the equity is not quoted in such a system, the range of reported high and low bid quotations, and to indicate the source of the quotations.  We are required to advise that such over-the-counter market quotations reflect inter-dealer prices, without retail markup, mark-down, or commission and may not necessarily represent actual transactions.  However, because of the passage of time, the best information available to the Company consist of trading information. Therefore, we are providing the pricing for each day.  The source of our information is the website belonging to Pink Sheets that lists the entire history of the stock's trading prices.  During this time period, the Company's common stock traded under the symbol IOVNQ or IOVE (Presently, the stock trades as ACDU).

The instructions provided by the Securities and Exchange Commission direct issuers to provide the data retroactively to any split of the stock.  In 2009, a 100 for 1 forward split occurred.  This split was not in effect during the time of this report.  However, the prices below take into account the split. Therefore, the prices are divided by 100 and the volume is multiplied by 100.

date	Open	High	Low	Close	Volume	VolumeTotal
1/2/2008	0	0	0	0	0	0
1/3/2008	0	0	0	0	0	0
1/4/2008	0	0	0	0	900000	900000
1/7/2008	0	0	0	0	100000	100000
1/8/2008	0	0	0	0	0	0
1/9/2008	0	0	0	0	0	0
1/10/2008	0	0	0	0	0	0
1/11/2008	0	0	0	0	0	0
1/14/2008	0	0	0	0	0	0
1/15/2008	0	0	0	0	0	0
1/16/2008	0	0	0	0	0	0
1/17/2008	0	0	0	0	100000	100000
1/18/2008	0	0	0	0	10000	10000
1/22/2008	0	0	0	0	0	0
1/23/2008	0	0	0	0	0	0
1/24/2008	0	0	0	0	0	0
1/25/2008	0	0	0	0	0	0
1/28/2008	0	0	0	0	0	0
1/29/2008	0	0	0	0	20903900	20903900
1/30/2008	0	0	0	0	0	0
1/31/2008	0	0	0	0	0	0
2/1/2008	0	0	0	0	0	0
2/4/2008	0	0	0	0	0	0
2/5/2008	0	0	0	0	0	0
2/6/2008	0	0	0	0	0	0
2/7/2008	0	0	0	0	0	0
2/8/2008	0	0	0	0	0	0
2/11/2008	0	0	0	0	0	0
2/12/2008	0	0	0	0	0	0
2/13/2008	0	0	0	0	0	0
2/14/2008	0	0	0	0	0	0
2/15/2008	0	0	0	0	0	0
2/19/2008	0	0	0	0	0	0
2/20/2008	0	0	0	0	0	0
2/21/2008	0	0	0	0	0	0
2/22/2008	0	0	0	0	0	0
2/25/2008	0	0	0	0	10000	10000
2/26/2008	0	0	0	0	15000	15000
2/27/2008	0	0	0	0	0	0
2/28/2008	0	0	0	0	0	0
2/29/2008	0	0	0	0	0	0
3/3/2008	0	0	0	0	0	0
3/4/2008	0	0	0	0	0	0
3/5/2008	0	0	0	0	0	0
3/6/2008	0	0	0	0	0	0
3/7/2008	0	0	0	0	0	0
3/10/2008	0	0	0	0	0	0
3/11/2008	0	0	0	0	571200	571200
3/12/2008	0	0	0	0	0	0
3/13/2008	0	0	0	0	0	0
3/14/2008	0	0	0	0	0	0
3/17/2008	0	0	0	0	0	0
3/18/2008	0	0	0	0	0	0
3/19/2008	0	0	0	0	0	0
3/20/2008	0	0	0	0	0	0
3/24/2008	0	0	0	0	80000	80000
3/25/2008	0	0	0	0	0	0
3/26/2008	0	0	0	0	0	0
3/27/2008	0	0	0	0	74400	74400
3/28/2008	0	0	0	0	0	0
3/31/2008	0	0	0	0	0	0
4/1/2008	0	0	0	0	0	0
4/2/2008	0	0	0	0	0	0
4/3/2008	0	0	0	0	0	0
4/4/2008	0	0	0	0	0	0
4/7/2008	0	0	0	0	0	0
4/8/2008	0	0	0	0	0	0
4/9/2008	0	0	0	0	0	0
4/10/2008	0	0	0	0	0	0
4/11/2008	0	0	0	0	0	0
4/14/2008	0	0	0	0	0	0
4/15/2008	0	0	0	0	0	0
4/16/2008	0	0	0	0	0	0
4/17/2008	0	0	0	0	0	0
4/18/2008	0	0	0	0	0	0
4/21/2008	0	0	0	0	0	0
4/22/2008	0	0	0	0	0	0
4/23/2008	0	0	0	0	0	0
4/24/2008	0	0	0	0	25000	25000
4/25/2008	0	0	0	0	0	0
4/28/2008	0	0	0	0	0	0
4/29/2008	0	0	0	0	0	0
4/30/2008	0	0	0	0	0	0
5/1/2008	0	0	0	0	0	0
5/2/2008	0	0	0	0	0	0
5/5/2008	0	0	0	0	0	0
5/6/2008	0	0	0	0	0	0
5/7/2008	0	0	0	0	0	0
5/8/2008	0	0	0	0	0	0
5/9/2008	0	0	0	0	0	0
5/12/2008	0	0	0	0	0	0
5/13/2008	0	0	0	0	0	0
5/14/2008	0	0	0	0	0	0
5/15/2008	0	0	0	0	0	0
5/16/2008	0	0	0	0	0	0
5/19/2008	0	0	0	0	0	0
5/20/2008	0	0	0	0	0	0
5/21/2008	0	0	0	0	0	0
5/22/2008	0	0	0	0	0	0
5/23/2008	0	0	0	0	0	0
5/27/2008	0	0	0	0	0	0
5/28/2008	0	0	0	0	0	0
5/29/2008	0	0	0	0	0	0
5/30/2008	0	0	0	0	0	0
6/2/2008	0	0	0	0	0	0
6/3/2008	0	0	0	0	0	0
6/4/2008	0	0	0	0	0	0
6/5/2008	0	0	0	0	0	0
6/6/2008	0	0	0	0	0	0
6/9/2008	0	0	0	0	0	0
6/10/2008	0	0	0	0	0	0
6/11/2008	0	0	0	0	0	0
6/12/2008	0	0	0	0	0	0
6/13/2008	0	0	0	0	0	0
6/16/2008	0	0	0	0	0	0
6/17/2008	0	0	0	0	0	0
6/18/2008	0	0	0	0	0	0
6/19/2008	0	0	0	0	0	0
6/20/2008	0	0	0	0	0	0
6/23/2008	0	0	0	0	0	0
6/24/2008	0	0	0	0	0	0
6/25/2008	0.0001	0.0003	0.0001	0.0002	28990600	28990600
6/26/2008	0.0002	0.0002	0.0001	0.0001	13520000	13520000
6/27/2008	0.0001	0.0001	0.0001	0.0001	13138200	13138200
6/30/2008	0.0001	0.0001	0.0001	0.0001	0	0
7/1/2008	0.0001	0.0001	0.0001	0.0001	0	0
7/2/2008	0.0001	0.0001	0.0001	0.0001	20000	20000
7/3/2008	0.0001	0.0001	0.0001	0.0001	500000	500000
7/7/2008	0.0001	0.0001	0.0001	0.0001	20000	20000
7/8/2008	0.0001	0.0001	0.0001	0.0001	0	0
7/9/2008	0.0001	0.0001	0.0001	0.0001	0	0
7/10/2008	0.0001	0.0001	0.0001	0.0001	0	0
7/11/2008	0.0001	0.0001	0.0001	0.0001	0	0
7/14/2008	0.0001	0.0001	0.0001	0.0001	0	0
7/15/2008	0.0001	0.0001	0.0001	0.0001	0	0
7/16/2008	0.0001	0.0001	0.0001	0.0001	0	0
7/17/2008	0.0001	0.0001	0.0001	0.0001	0	0
7/18/2008	0.0001	0.0001	0.0001	0.0001	0	0
7/21/2008	0.0001	0.0001	0.0001	0.0001	0	0
7/22/2008	0.0001	0.0001	0.0001	0.0001	0	0
7/23/2008	0.0001	0.0001	0.0001	0.0001	0	0
7/24/2008	0.0001	0.0001	0.0001	0.0001	0	0
7/25/2008	0.0001	0.0001	0.0001	0.0001	0	0
7/28/2008	0.0001	0.0001	0.0001	0.0001	0	0
7/29/2008	0.0001	0.0001	0.0001	0.0001	30000	30000
7/30/2008	0.0001	0.0001	0.0001	0.0001	0	0
7/31/2008	0.0001	0.0001	0.0001	0.0001	0	0
8/1/2008	0.0001	0.0001	0.0001	0.0001	0	0
8/4/2008	0.0001	0.0001	0.0001	0.0001	0	0
8/5/2008	0.0001	0.0001	0.0001	0.0001	1215000	1215000
8/6/2008	0.0001	0.0001	0.0001	0.0001	100000	100000
8/7/2008	0.0001	0.0001	0.0001	0.0001	0	0
8/8/2008	0.0001	0.0001	0.0001	0.0001	0	0
8/11/2008	0.0001	0.0001	0.0001	0.0001	0	0
8/12/2008	0.0001	0.0001	0.0001	0.0001	10000	10000
8/13/2008	0.0001	0.0001	0.0001	0.0001	0	0
8/14/2008	0.0001	0.0001	0.0001	0.0001	0	0
8/15/2008	0.0001	0.0001	0.0001	0.0001	0	0
8/18/2008	0.0001	0.0001	0.0001	0.0001	0	0
8/19/2008	0.0001	0.0001	0.0001	0.0001	0	0
8/20/2008	0.0001	0.0001	0.0001	0.0001	1000000	1000000
8/21/2008	0.0001	0.0001	0.0001	0.0001	0	0
8/22/2008	0.0001	0.0001	0.0001	0.0001	0	0
8/25/2008	0.0001	0.0001	0.0001	0.0001	0	0
8/26/2008	0.0001	0.0001	0.0001	0.0001	0	0
8/27/2008	0.0001	0.0001	0.0001	0.0001	0	0
8/28/2008	0.0001	0.0001	0.0001	0.0001	0	0
8/29/2008	0.0001	0.0001	0.0001	0.0001	0	0
9/2/2008	0.0001	0.0001	0.0001	0.0001	0	0
9/3/2008	0.0001	0.0001	0.0001	0.0001	0	0
9/4/2008	0.0001	0.0001	0.0001	0.0001	0	0
9/5/2008	0.0001	0.0001	0.0001	0.0001	0	0
9/8/2008	0.0001	0.0001	0.0001	0.0001	0	0
9/9/2008	0.0001	0.0001	0.0001	0.0001	0	0
9/10/2008	0.0001	0.0001	0.0001	0.0001	0	0
9/11/2008	0.0001	0.0001	0.0001	0.0001	0	0
9/12/2008	0.0001	0.0001	0.0001	0.0001	0	0
9/15/2008	0.0001	0.0001	0.0001	0.0001	0	0
9/16/2008	0.0001	0.0001	0.0001	0.0001	0	0
9/17/2008	0.0001	0.0001	0.0001	0.0001	0	0
9/18/2008	0.0001	0.0001	0.0001	0.0001	0	0
9/19/2008	0.0001	0.0001	0.0001	0.0001	0	0
9/22/2008	0.0001	0.0001	0.0001	0.0001	0	0
9/23/2008	0.0001	0.0001	0.0001	0.0001	0	0
9/24/2008	0.0001	0.0001	0.0001	0.0001	0	0
9/25/2008	0.0001	0.0001	0.0001	0.0001	0	0
9/26/2008	0.0001	0.0001	0.0001	0.0001	0	0
9/29/2008	0.0001	0.0001	0.0001	0.0001	0	0
9/30/2008	0.0001	0.0001	0.0001	0.0001	0	0
10/1/2008	0.0001	0.0001	0.0001	0.0001	0	0
10/2/2008	0.0001	0.0001	0.0001	0.0001	0	0
10/3/2008	0.0001	0.0001	0.0001	0.0001	0	0
10/6/2008	0.0001	0.0001	0.0001	0.0001	0	0
10/7/2008	0.0001	0.0001	0.0001	0.0001	0	0
10/8/2008	0.0001	0.0001	0.0001	0.0001	21000000	21000000
10/9/2008	0.0001	0.0001	0.0001	0.0001	1100000	1100000
10/10/2008	0.0001	0.0001	0.0001	0.0001	9310000	9310000
10/13/2008	0.0001	0.0001	0.0001	0.0001	0	0
10/14/2008	0.0001	0.0001	0.0001	0.0001	11990000	11990000
10/15/2008	0.0002	0.0004	0.0001	0.0004	24328500	24328500
10/16/2008	0.0004	0.0015	0.0004	0.0015	1000000	1000000
10/17/2008	0.0006	0.0006	0.0004	0.0005	7498200	7498200
10/20/2008	0.0004	0.0004	0.0004	0.0004	1500000	1500000
10/21/2008	0.0007	0.0007	0.0007	0.0007	1950000	1950000
10/22/2008	0.0005	0.001	0.0005	0.001	3600000	3600000
10/23/2008	0.001	0.001	0.001	0.001	0	0
10/24/2008	0.0009	0.0009	0.0009	0.0009	2500000	2500000
10/27/2008	0.0009	0.0009	0.0009	0.0009	0	0
10/28/2008	0.0012	0.003	0.0005	0.003	3220000	3220000
10/29/2008	0.0055	0.0055	0.0025	0.0025	600000	600000
10/30/2008	0.0025	0.0025	0.0025	0.0025	0	0
10/31/2008	0.0055	0.0055	0.001	0.005	2780000	2780000
11/3/2008	0.0035	0.0035	0.0035	0.0035	579100	579100
11/4/2008	0.0029	0.0035	0.0029	0.0035	1400000	1400000
11/5/2008	0.0012	0.0012	0.0012	0.0012	1000000	1000000
11/6/2008	0.0012	0.0012	0.0012	0.0012	0	0
11/7/2008	0.0014	0.0014	0.0013	0.0013	5300000	5300000
11/10/2008	0.0013	0.0013	0.0013	0.0013	210000	210000
11/11/2008	0.0008	0.0008	0.0008	0.0008	707500	707500
11/12/2008	0.0008	0.0008	0.0008	0.0008	0	0
11/13/2008	0.0008	0.0008	0.0008	0.0008	20000	20000
11/14/2008	0.0013	0.0013	0.0013	0.0013	2270000	2270000
11/17/2008	0.0013	0.0013	0.0013	0.0013	0	0
11/18/2008	0.0005	0.001	0.0005	0.001	300000	300000
11/19/2008	0.0006	0.0008	0.0005	0.0005	3515000	3515000
11/20/2008	0.0005	0.0005	0.0005	0.0005	30000	30000
11/21/2008	0.0005	0.0005	0.0005	0.0005	50000	50000
11/24/2008	0.0005	0.0005	0.0005	0.0005	0	0
11/25/2008	0.0005	0.0005	0.0005	0.0005	500000	500000
11/26/2008	0.0005	0.0005	0.0005	0.0005	0	0
11/28/2008	0.0005	0.0005	0.0005	0.0005	0	0
12/1/2008	0.0008	0.0015	0.0008	0.0015	4121100	4121100
12/2/2008	0.0015	0.0015	0.0015	0.0015	0	0
12/3/2008	0.0015	0.0015	0.0014	0.0014	13800000	13800000
12/4/2008	0.0013	0.0013	0.0013	0.0013	1500000	1500000
12/5/2008	0.0013	0.0022	0.0013	0.0022	7050000	7050000
12/8/2008	0.0015	0.0018	0.0013	0.0015	6250000	6250000
12/9/2008	0.0015	0.0015	0.0015	0.0015	0	0
12/10/2008	0.0015	0.0015	0.0015	0.0015	0	0
12/11/2008	0.0015	0.0015	0.001	0.001	920000	920000
12/12/2008	0.001	0.001	0.001	0.001	0	0
12/15/2008	0.0015	0.0015	0.0015	0.0015	100000	100000
12/16/2008	0.0015	0.0015	0.0015	0.0015	0	0
12/17/2008	0.0006	0.0006	0.0006	0.0006	10000	10000
12/18/2008	0.0006	0.0006	0.0006	0.0006	0	0
12/19/2008	0.0015	0.0015	0.0015	0.0015	100000	100000
12/22/2008	0.0006	0.0006	0.0006	0.0006	20000	20000
12/23/2008	0.0015	0.0015	0.0015	0.0015	30000	30000
12/24/2008	0.0006	0.0006	0.0006	0.0006	195000	195000
12/26/2008	0.0015	0.0015	0.0013	0.0013	300000	300000
12/29/2008	0.0006	0.0013	0.0006	0.0013	329000	329000
12/30/2008	0.0006	0.0006	0.0006	0.0006	100000	100000
12/31/2008	0.0006	0.0006	0.0006	0.0006	0	0

During the times material to this annual report, the Company had approximately 852 shareholders with share certificates.  An additional number of shareholders maintained shares through the nominee name of Cede & Company, which is the name for shares held by the Depository Trust and Clearing Corporation.  The Company believes that approximately 600 persons held shares under the nominee name at any given time during fiscal year 2008.  As such, the Company estimates that it had between 1400 and 1500 shareholders during the material times.

The Company does not issue any cash dividends at the present time and it does not anticipate the payment of cash dividends in the future.

There are not and were not equity compensation plans in place during the fiscal year 2008.

There are no securities to be issued upon the exercise of outstanding options, warrants and rights.

ITEM 6.  SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to provide the information required by Item 301 of Regulation S-K.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

During fiscal year 2008, the Company did not have any operations and it had only $1,600.00 that its controlling shareholder loaned it.  The Company was essentially dormant except that it was seeking a business partner and incurred debt by doing so.  Because of the dormant nature of the Company, its capital stock is extremely volatile and illiquid.  The Company was past due with its annual reports and this could result in the Securities and Exchange Commission choosing to take action to deregister the Company.  Unless the Company can locate a business opportunity that can be funded, it most likely cannot continue as a going concern.  This means that investors could lose all of their money that they invested into the stock.  The Company had no operations, and this presents a dangerous situation to investors.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the attached Exhibits and Annexes consisting of the financial statements and notes thereto.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the time period of this annual report, our Company was dormant.  We did not perform the necessary audits in a timely manner.  Our prior auditor, Arthur Andersen LLP, no longer operates and has not operated for several years.  We have attempted to obtain records from Arthur Andersen's successor, but have not been successful. Specifically, they ignored written and electronic demands.  Because of this, and since some of our future business activity would occur in Nicaragua, in early 2010, we retained Berman W. Martinez y Asociados, of Managua, Nicaragua.  BWMA is registered with the Public Company Accounting Oversight Board.

There have been no disagreements with BWMA as to the financial statements and notes thereto contained herein.

ITEM 9A(T).  CONTROLS AND PROCEDURES

Present management of the Company concluded that, during the material times of this report, inadequate and ineffective controls and procedures were in place.  Specifically, although the Company had minimal business activity and conducted only a few financial transactions, prior management does not appear to have kept adequate records or notes that would have enabled present management to effectively certify the activities of the Company.  Current management did obtain certifications from the entities that assisted the Company in locating an investor, but management has no personal knowledge of the same.  However, current management does not have reason to believe that the information was false either and the Company notes that the source of the information includes licensed attorney who had no incentive to provide false data.

During the time period of this report, the Company was dormant except for business consulting activities and an attempt to find an investor.  Although statutory provisions that now exist regarding management's responsibility for establishing and maintaining adequate internal control over financial reporting for the registrant did not exist, management still had a fiduciary duty to do so.  However, to the best of the knowledge of present management, no adequate internal controls existed and some records may not have been kept.  Present management believes that prior management should have maintained entries into their books even though no transactions occurred and filed reports with the Securities and Exchange Commission.  Therefore, present management does not believe that the internal controls were effective.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. During the fiscal year that is the subject of this report, management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

There were no changes to internal control over financial reporting during this fiscal year.

ITEM 9B.  OTHER INFORMATION

During 2008, the Company did file certain reports with the Securities and Exchange Commision that informed shareholders of the current activities of the Company. Below is a summary of the reports that were filed:

On October 28, 2008, we filed a Form 8-K announcing that My Pleasure Ltd. of the United Kingdom purchased the majority of the control of the Company.   The report explained that on October 17, 2008, IOVN, by consent of its directors, appointed Joanna Chmielewska as President, Secretary, Treasurer, and sole Director. On the same date, Robert Kropf resigned as sole Director and officer of the company.   On October 15, 2008, IOVN, by consent of its directors, appointed Action Stock Transfer Corp., 7069 S. Highland Dr., Suite 300, Salt Lake City, UT 84121, Telephone (801) 274-1088, as the company's transfer agent.   On October 27, 2008, IOVN established an address for the company. The address is The Italian Oven, Inc., 196 West Ashland Street, Doylestown, PA 18901. Telephone: 267-864-7737. Facsimile: 267-371-5168.

On November 3, 2008, the Company filed a REGDEX to notify the Securities and Exchange Commission that 5,000,000 shares of the Company were purchased by My Pleasure Ltd. of the United Kingdom.  The Company notes that it does not believe that the filing of the REGDEX was necessary because various exemptions to the need to register securities existed.  Nevertheless, the form was lodged in an abundance of caution.  The Company notes that it did not use this REGDEX filing to issue any shares other than the restricted control shares issued to My Pleasure Ltd.

On November 10, 2008, the Company filed its quarterly report for the first quarter of 2007.  This filing occurred so that shareholders could determine that the Company had no cash or assets.  The Company deemed this filing appropriate so that potential shareholders were not misinformed into thinking that the Company maintained established business operations or sufficient case.

On December 1, 2008, the Company announced that it would issue a 99 share dividend for every single share of common stock that existed.  However, the Company later determined that it would be more appropriate to complete a stock split that achieved the same results. In 2009, the split occurred.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Gary L. Steib was the sole known director and officer until January 2008.  Mr. Steib was the Chief Financial Officer of the Company during the time the restaurant chain existed.  He began his relationship with the Company in 1994.  Mr. Steib resigned on January 29, 2008.  At the time of the resignation, Mr. Steib appointed Robert Kropf as sole officer and director of the Company.  Mr. Kropf remained the sole officer until October 2008 when Joanna Chmielewska was appointed sole officer and director.

Family Relationships: Our principal shareholder is My Pleasure Ltd., a United Kingdom investment group.  Joanna Chmielewska is an officer of My Pleasure Ltd. in addition to being the sole officer here.  It should be clear that this presents a conflict of interest and that Ms. Chmielewska may take actions that benefit My Pleasure Ltd.

Audit Committee and Audit Committee Financial Expert: Our Board of Directors did not have an Audit Committee and does not have an Audit Committee Financial Expert.

Compensation Committee: Our Board of Directors did not have a Compensation Committee.

Section 16(a) Beneficial Reporting Compliance: Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other of our equity securities. These insiders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file, including Forms 3, 4 and 5. On October 23, 2008, we filed a Form 3 indicating that My Pleasure Ltd. purchased shares of the Company on October 17, 2008.

Code of Ethics: We have not yet adopted a Code of Ethics for our executive officers. However, current management are aware that a duty exists for the executive staff to bring value to the shareholders of this Company.

ITEM 11.  EXECUTIVE COMPENSATION

During fiscal year 2008, there was no known executive compensation.

No shares, options, or warrants were issued to officers or directors during the fiscal year.  However, it is noted that My Pleasure Ltd. purchased control of this Company in October 2008 through the issuance of shares to it.  The Company does not consider this to be compensation from the Company as My Pleasure Ltd. paid for the shares.  It is noted that My Pleasure Ltd. is not an officer of the Company, however, its President, Joanna Chmielewska, is also the President here.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of the date of this report, certain information with respect to the beneficial ownership of our voting securities by (i) each person or group owning more than 5% of the Company’s securities, (ii) each director, (iii) each executive officer and (iv) all executive officers and directors as a group. The information presented in the table is based on 9,382,916 shares (equivalent to 938,291,600 post-split shares) in existence as of December 31, 2008.

Name and		Amount and
Address of	Title of	Nature of Beneficial	Percent of
Beneficial Owner(1)	Class	Ownership	Class

Gary Steib, director at material times, 24 Saddlebrook Trail, Greensburg, PA 15601	Common Stock	3,000 presplit or 300,000 post split	*	%
			*	%

My Pleasure Ltd., controlling shareholder, a United Kingdom company
managed by Joanna Chmielewska, President of AccreditedBiz                                             Common Stock                  5,000,000 or                         53%
                                                                                                                                                                               500,000,000 postsplit

All officers, directors, and control persons as a group                                                          Common Stock                   5,003,000 or
                                                                                                                                                                                500,300,000 postsplit             53%

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Transactions:  During the fiscal year 2008, the Company received loans in the amount of $1,600 from My Pleasure Ltd.  My Pleasure Ltd. is the controlling shareholder.  These loans are considered related-party transactions.

Director Independence:   The Company does not believe we have any independent directors under the definition of “independent director” set forth in the Rules of NASDAQ, Marketplace Rule 4200(a)(15).  We note that we no longer trade on the NASDAQ market and are presently trading on the over-the-counter market.  As such, we are not required to comply with NASDAQ Marketplace Rules.

As stated in Item 10 above, Gary L. Steib was our sole known director during the beginning of 2008.  We do not assert that Mr. Steib, as the sole known director, was independent in any way within the meaning of Regulation S-K or any other applicable definition.  As sole director, Mr. Steib essentially maintained complete control over the company and its transactions. At the end of 2008, Joanna Chmielewska was the sole director.  Ms. Chmielewska was also the President of our controlling shareholder, My Pleasure Ltd.  We do not assert that Ms. Chmielewska was independent within the meaning of Regulation S-K or any other definition.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

AUDIT FEES:

The following lists fees billed by Berman W. Martinez y Asociados, current auditors for the Company, for the years ended December 31, 2008 and 2007:

	2008	2007
Audit Fees	$750.00	$$275.00
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

AUDIT COMMITTEE APPROVAL POLICIES AND PROCEDURES

During the time period of this report, the Company was primarily dormant except for an attempt to locate an investor and to form a business plan.  It had no audit committee.  Presently, the board of directors acts as the Company's Audit Committee.  However, the board of directors were not members of the Company during the period in question except in the final three months of 2008. The present Audit Committee does not have a financial expert serving on its committee at this time due to the size and nature of the Company. All audit and non-audit services were obtained after the fiscal year in question, and were approved by the Audit Committee, which consists of the members of the board of directors which considers, among other things, the possible effect of the performance of such services on the auditors' independence. The Audit Committee approves the annual engagement of the principal independent registered public accounting firm, including the performance of the annual audit and quarterly reviews for the subsequent fiscal year, and approves specific engagements for tax services performed by such firm. The Audit Committee has also established policies and procedures for certain enumerated audit and audit related services performed pursuant to the annual engagement agreement, including services associated with SEC filings approved by the Board of Directors; review of periodic reports and other documents filed with the SEC or other documents issued in connection with filings, such as comfort letters and consents; assistance in responding to any SEC comment letters, if any; and consultations with such firm as to the accounting or disclosure treatment of transactions or events and the actual or potential impact of final or proposed rules, standards or interpretations by the SEC, Public Company Accounting Oversight Board (PCAOB), Financial Accounting Standards Board (FASB), or other regulatory or standard-setting bodies. The Audit Committee is informed of each service performed pursuant to its policies and procedures. The Audit Committee has considered the role of Berman W. Martinez y Asociados in providing services to us for the fiscal year ended December 31, 2008 and has concluded that such services are compatible with such firm's independence.

PART IV

ITEM 15

EXHIBITS, FINANCIAL STATEMENTS, AND SCHEDULES

See below for the financial statements and exhibits.  The prior filings with the Securities and Exchange Commission are discussed above.

ACCREDITED BUSINESS CONSOLIDATORS CORP.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Accredited Business Consolidators Corp.

Date: April 14, 2011	/s/ Joanna Chmielewska
Joanna Chmielewska
President and Chief Financial Officer

EXHIBIT

Berman W. Martinez y Asociados
Contadores Publicos Autorizados

Managua, April 11, 2011

Report of Independent Auditors

To Members of the Board
ACCREDITED BUSINESS CONSOLIDATORS CORP.

We have audited the accompanying consolidated balance sheet of ACCREDITED BUSINESS CONSOLIDATORS  as of December 31, 2008 and the related statements of income, statement of changes in equity and cash flows for the year ended December 31, 2008 and a summary of significant accounting policies and other explanatory notes.

Responsibility for administration of the financial statements

The administration of ACCREDITED BUSINESS CONSOLIDATORS CORP. is responsible for the preparation and fair presentation of financial statements in accordance with International Accounting Standards (IAS`s) issued by the International Federation of Accountants (the International Federation of Accountants IFAC). This responsibility includes: designing, implementing and maintaining internal control relevant to the preparation and submission of financial statement, which do not contain significant errors, whether due to fraud or error, as well as selecting and applying appropriate accounting policies and making accounting estimates that are reasonable in the circumstances.

Auditor liability

Our responsibility is to express an opinion on the financial statements taken as a whole. We conducted our audit in accordance with the rules of the Public Company Accounting Oversight Board (PCAOB) in the United States. These standards require that we comply with ethical requirements and plan and perform the audit to obtain reasonable assurance about whether the financial statements are presented without misstatement.

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

We believe that the audit evidence obtained is sufficient and appropriate to provide a basis for our opinion. We have also evaluated the accompanying financial statements, notes and annexes ACCREDITED BUSINESS CONSOLIDATORS CORP. as of December 31, 2008.

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

Opinion

In our opinion the accompanying balance sheet of ACCREDITED BUSINESS CONSOLIDATORS CORP. as of December 31, 2008 and the related income statement, statement of changes in equity and cash flows for the period to December 31, 2008 and as the summary of significant accounting policies and other explanatory notes present fairly, in all material respects, the financial situation of ACCREDITED BUSINESS CONSOLIDATORS CORP., in accordance with International Generally Accepted Accounting Principles.

Emphasis on the Warning

The financial statements have been prepared assuming the Company will continue as a going concern. As discussed in the notes to the financial statements, the Company has little money, minimal assets, substantial debt, and only a small amount of revenue. This raises substantial doubt about its ability to continue as a going concern.

The financial statements do not include any adjustments that might result from the outcome of this uncertainty. We also note that we relied on the representations of the current management of ACCREDITED BUSINESS CONSOLIDATORS CORP.

It is understood that this report is only for information and use of the management of ACCREDITED BUSINESS CONSOLIDATORS CORP.,however, once authorized by the Board, is a matter of public record and its distribution is not restricted.

Berman W. Martínez Martínez

Authorized Public Accountant

Direccion Rubenia C28  Telefono [505] 22222198 - 22663124 Fax 22223032 Apartado: 1488
Miembro de la Camara Nicaraguense de Contadores Publicos y Consultores

 ANNEX I

ACCREDITED BUSINESS CONSOLIDATORS CORP.
BALANCE SHEET
At December 31, 2008
Expressed in Dollars

ASSETS
Current assets:
Cash and Bank Account		1,600.00
Bank Note 5	1,600.00
TOTAL ASSETS:		$ 1,600.00

LIABILITIES
Current liabilities:
Accounts payable		1,600.00
My Pleasure Ltd.	1,600.00
Interest payable		160.00
My Pleasure Ltd.	160.00
TOTAL LIABILITIES: Note 6		$ 1,760.00

CAPITAL
Stockholders' equity
Accumulated Deficit		(150,160.00)
Preferred stock, $.001 par value, 10,000,000 shares authorized no shares issued or outstanding		0.00
Common Stock, $0.01 par value, 20,000,000 shares authorized, 9,382,917 shares issued and outstanding		93,829.00
Less par value of treasury shares (18,921 share at $.01 par)		(189.00)
Adjustments to Shareholder's equity(deficit caused by par value previously shares issued)		(43,640.00)
Additional paid-in Capital		100,000.00
TOTAL CAPITAL: Note 7		$ (160.00)

LIABILITIES AND STOCKHOLDER EQUITY		$ 1,600.00

The accompanying notes are an integral part of the financial statements.

ANNEX II

ACCREDITED BUSINESS CONSOLIDATORS CORP.
STATEMENTS OF OPERATIONS
At December 31, 2008
Expressed in Dollars

		Year Ended December 31, 2008.
REVENUE		0.00
Sale of Goods	0.00
TOTAL INCOME		0.00

EXPENDITURES

General and administrative		150,160.00
Investment Activities	2,600.00
Organizational expense	39,633.00
Consulting fees	60,000.00
Legal expense	47,500.00
Business Expenses	222.00
Interest	160.00
Bank fees	45.00
Profit (or loss) before income taxes		(150,160.00)
Provision for income taxes		0.00
Profit (or loss)		($150,160.00)

The accompanying notes are an integral part of the financial statements.

ANNEX III

ACCREDITED BUSINESS CONSOLIDATORS CORP.
CASH FLOW STATEMENTS
At December 31, 2008
Expressed in Dollars

Year Ended December 31, 2008.

Cash flows from operating activities:
Net Loss	(150,160.00)
Adjustments to reconcile net loss to net cash used
Note payable issued in exchange for services	0.00
Common stock issued for services	0.00
Interest payable	160.00
Account payable	0.00
Net cash used in operating activities	(150,000.00)
Cash flows from investing activities:
Net fixed asset adquisition
Cash flows from financing activities:
Loan from shareholder	1,600.00
Issuance of preferred stock for cash	0.00
common stock paid in cash	150,000.00
Advances from stockholders	0.00
Net cash provided by financing activities	151,600.00
Net change in cash	0.00
Cash at the beginning of period
Cash at the end of period	1,600.00

The accompanying notes are an integral part of the financial statements.

ANNEX IV

ACCREDITED BUSINESS CONSOLIDATORS CORP.
STATEMENT OF STOCKHOLDER'S EQUITY
At December 31, 2008
Expressed in Dollars

Detail	Capital on Shares	Capital Stock	Paid-In Capital	Retained Earning	Acumulated Incomes	Total
Balance as December 2008						150,000.00
Preferred Shares(10,000,000 authorized)		0.00
Common Shares (20,000,000 authorized )	9,382,917.00	0.01	93,829.17
Comprehensive Income:
Net Income 2008						(150,160.00)
Less par value of treasury shares	18,921.00	0.01	(189.00)
Aditional Paid-in Capital			100,000.00
Adjustments to Shareholder's equity			(43,640.00)
Balance as December 2008	9,363,996.00		150,000.17		0.00	(160.00)

Comprehensive Income:						0.00
Net Income
Net change in unrealized gain on investments available-for-sale						0.00
Net change in derivative fair value					0.00	0.00
Amounts reclassified to earnings						0.00
other paid-in Capital						0.00
Shares issued:		43,829.00				0.00
Preferred Shares(no share issued)	10,000,000.00	0.00				0.00
Common Shares (4,382,917 issued )	20,000,000.00	0.01				0.00
Exercise of stock options						0.00
Less par value of treasury shares (18,921 shares at $.01)		(189.00)				0.00
Adjustment to shareholder's equity		(43,640.00)				0.00
Excess tax benefits from stock-based compensation						0.00
Balance as December 2007	30,000,000.00	$0.00	$0.00	$0.00	$0.00	$0.00

ACCREDITED BUSINESS CONSOLIDATORS CORP.
Notes to the financial statements for the year ended
At December 31, 2008

Note 1.           Summary of accounting policies.

1.1.              Organization and business.

Accredited Business Consolidators Corp. (the "Company" or "Accredited") was organized in 1990 under the name Fornello USA, Inc. Accredited finally changed its name to The Italian Oven, Inc., to reflect the operation of various Italian restaurants. However, in October 1996, the company had no funds to sustain itself, and filed for protection under Chapter 11 of Federal Bankruptcy Code, presented a plan with the Bankruptcy Court, which is stripped of all assets, including intellectual property, the plan provided no payment to shareholders, but did not cancel or terminate the common shares of the company. The Bankruptcy Court of the United States for the Western District of Pennsylvania approved the bankruptcy plan and on 17 July 1998, the company emerged from bankruptcy

After the company emerged from bankruptcy, and until 31 December 2007, the company did not conduct any business. It had no operations or assets. Instead, it simply remained dormant while the administration sought an opportunity for its shareholders. The Company has no restaurants and is not affiliated with the restaurants that bear its name.

During 2008, the Company was reorganized with the majority of control being transferred to My Pleasure Ltd., of the United Kingdom.  The Company is presently searching for investment and business opportunities.

1.2.              Basis of presentation and the ongoing uncertainty

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, income statement, and cash flows of the Company for all periods presented have been made. Specifically, during the relevant period, the company had little operations and assets and a small amount of accumulated debt.

Certain information and disclosures in the notes are included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. The results of operations for the current year are not necessarily indicative of operating results expected for any subsequent fiscal year.

The financial statements of the Company have been prepared assuming the Company will continue as a going concern. However, the company has no assets or working capital and no business operations. These conditions, among others, give rise to serious doubts about the ability of the company to continue as a going concern. There is no guarantee that the measures taken by the management will meet all the needs of the company to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

1.3.              Management estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts income and expenses during the reporting period. Actual results could differ from those estimates.

Note 2.           Related party transactions.

Beginning in late 2008, all of the Company's funding came from My Pleasure Ltd., which is also the majority shareholder.  As a result of the control position of My Pleasure Ltd., the Company's actions may benefit My Pleasure Ltd.

Note 3.           Commitments and contingencies.

At 31 December 2008, the Company is not subject to contingencies or commitments or obligations under lease commitments.

Note 4.           Going concern.

At 31 December 2008, the Company has no working capital. As such, the accompanying financial statements have been prepared assuming the Company will continue as a going concern. The company does not have sufficient working capital for its planned activities, which raises substantial doubt about its ability to continue as a going concern.  The continuation of the company as a going concern depends on obtaining additional working capital. In addition, the company has no business model, no business plan, and no business. Basically, the company will remain inactive until financing is obtained and / or management creates a business plan or find a merger partner.

Note 5.           Cash and Bank Account

The bank accounts balance is derived from two accounts at Bank of America.

Account Number	Amount
38300640-8569	1,550.00
38300640-8572	50.00
Total	1,600.00

Note 6.           Liabilities.

The Current Liabilities consist of loans made by My Pleasure Ltd. to the Company.

Note 7.           Capital.

The stockholder's equity is based on the par value of the stock minus the accrued losses.

Additional Paid-in Capital based on remaining 5,000,000.00 at $.02 per share in addition by My Pleasure Ltd.

EXHIBIT 23

Berman W. Martinez y Asociados
Contadores Publicos Autorizados

PCAOB REGISTERED

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the use, in the statement on Form 10K of Accredited Business Consolidators Corp. of our report dated April 11, 2011, on our audit of the financial statements of Accredited Business Consolidators Corp. as of December 31, 2008 and the related statements of operations, stockholders' equity and cash flows for the year ended December 31, 2008 and the reference to us under the caption “Experts”.

Berman W. Martínez Martínez

Authorized Public Accountant
Managua, Nicaragua

April 11, 2011

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

Date: April 14, 2011	/s/ Joanna Chmielewska
Joanna Chmielewska
President and Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. § 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2003

In connection with the Annual Report on Form 10-K of Accredited Business Consolidators Corp. (the “Company”) for the 2008 fiscal year, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned President, and sole financial officer of the Company, certifies, to the best of her knowledge, information, and belief of the signatory, pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003 that:

 (1) The Report complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

 (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Joanna Chmielewska
President and Chief Financial Officer
Date: April 14, 2011