Form 10-K
period 2009-12-31
ACCREDITED BUSINESS CONSOLIDATORS CORP.
filed 2011-04-15
CIK 933425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM  10K

x	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2009.

Commission filenumber 0-27182

ACCREDITED BUSINESS CONSOLIDATORS CORP.

(Exact name of registrant as specified in its charter)

PENNSYLVANIA	25-1624305
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

196 WEST ASHLAND STREET
DOYLESTOWN, PA  18901
(Address of principal executive offices, including zip code)

(267) 864-7737
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:    None

Securities registered pursuant to Section 12(g) of the Act:   Class  Common stock, $.0001 par value

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second quarter:  As of June 30, 2009, considering the price of the common stock being .002, the aggregate market value of the common equity was $872,799 with 436,399,600 common shares outstanding.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  ( ) Yes  ( ) No.

As of December 31, 2009, there were 436,399,600 shares outstanding of the registrant’s Common Stock, $.0001 par value.  Additionally, there were 500,000,000 preferred shares issued and outstanding.

As of the date of this filing, there were 436,399,566 common shares outstanding of the registrant's Common Stock, $.0001 par value. Additionally, there are 500,000,000 preferred shares issued and outstanding.   The preferred shares are not registered.

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

WARNING:  Accredited Business Consolidators Corp. and its affiliated enterprises have minimal assets and are in their start-up stages.  The previously filed registration statement relating to the Italian Oven restaurants should not be relied upon as the company has divested itself of all assets during its 1997 bankruptcy proceeding and has been dormant until 2009.  Only experienced investors who understand the risks of purchasing the common stock of a start-up company with little assets should participate in any trading of our common stock.

 PARTI

 ITEM 1  -- DESCRIPTION OF BUSINESS

Accredited Business Consolidators Corp. (the “Company” or “Accredited”) was organized in 1990 under the name Fornello U.S.A., Inc. Accredited eventually changed its name to The Italian Oven, Inc., to reflect its operation of various Italian restaurants.  However, in October, 1996, Accredited did not have the funds to sustain itself, and it filed for protection under Chapter 11 of the United States Bankruptcy Code. Accredited submitted a plan to the bankruptcy court which divested it of all assets, including intellectual property.  The plan provided no payment to shareholders; however it did not cancel or extinguish the common shares of Accredited.  The United States Bankruptcy Court for the Western District of Pennsylvania approved the bankruptcy plan and on July 17, 1998, Accredited emerged from bankruptcy. From the time Accredited emerged from bankruptcy until December 31, 2008, the company conducted no business.  It had no operations and no assets.  Rather, it simply remained dormant while management sought an opportunity for its shareholders.  The Company has not had any substantive business operations from its emergence from bankruptcy until this year.  The Company was considered a "shell company" as it had no or nominal operations. In 2008, the Company found an investor, My Pleasure Ltd., of the United Kingdom, to pay down all debt owed to business consultants and to lead the Company in a new direction.

When management attempted to locate business opportunities for the company, it incurred debts payable to business reconstruction consultants. My Pleasure, Ltd., a corporation domiciled in the United Kingdom, agreed to provide ACDU with a cash infusion of $150,000.00 to pay off all of the company's debts in exchange for a controlling interest in the Company. On October 17, 2008, My Pleasure Ltd. did indeed provide the cash to the Company which was used to pay off the prior debt and legal expenses. After the payments occurred, ACDU was completely free of debts and expenses. My Pleasure Ltd. received 5,000,000 restricted pre-split common shares which provided it with a majority control over the Company. After the stock split, these 5,000,000 common shares became 500,000,000 common shares.  In 2009, My Pleasure Ltd. elected to convert these shares to preferred shares that are not trading.  During 2009, it did consummate the conversion.  The preferred shares are equivalent in voting rights to a common share except that the preferred shares, in totality, will always have at least 51% of the voting power of the Company.

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

The Company established a virtual office at 196 West Ashland Street in Doylestown, Pennsylvania 18901 so that it could receive legal documents and mail. The office is not a staffed office but is merely a center to receive business communications. The Company deemed it unnecessary to have a fully staffed office because most of its business opportunities would be located out of the United States and would be in diverse regions.

During 2009, the Company primarily operated as a holding company loaning money to enterprises it helped form and which it will eventually own a stake in.

Change in Control and Change in Management

As explained above, in October 2008, there was a significant and material change in control and management when the Company issued 5,000,000 restricted common shares to My Pleasure Ltd. of the United Kingdom. The issuance of these shares effectively gave majority control to My Pleasure Ltd. My Pleasure Ltd. effectively controls the Company and, by vote of its shares, controls the directors and officers of the Company. Also in October 2008, Joanna Chmielewska was appointed the Company's control officer and director. Ms. Chmielewska is effectively controlled by the voting shares of My Pleasure Ltd. No person owns more than 10% of My Pleasure Ltd. However, My Pleasure Ltd. is a private company and most of its records have not been made available to the public. Investing in ACDU does not constitute an investment in My Pleasure Ltd. On the contrary, My Pleasure Ltd. is an investor in ACDU and may be an investor in other companies not affiliated with ACDU.  As of December 31, 2009, My Pleasure Ltd. remained the majority owner of the Company with 53% of its controlling interest.  My Pleasure Ltd. is also the largest creditor of the Company having provided it substantial loans.

Plan of Operation and Statement of Operations

Subsequent to the purchase of control by My Pleasure Ltd., the Company changed its scope of operations. The Company's business model turned into that of a holding company engaged in locating business opportunities. ACDU would either create the business themselves, form partnerships or joint ventures with third parties, or make direct investments into other corporations. Most of the business opportunities would involve distressed entities or new entities. As a result, ACDU would be required to help assist the companies locate loans or equity finance to enhance the potential for success of the ventures. These companies and ventures may also need to file registration statements with the Securities and Exchange Commission so that they may seek investment money from the public. With this business plan in mind, ACDU created certain related companies as discussed below.  While ACDU will own part, and in some cases most or all, of the entities below, the Company has not directed the stock transfer agent of these entities to issue shares to it.  Once the shares are activated, formal documentation will be filed.

1. Italian Oven International, Inc. ("IOII"). IOII was formed in January 2009 through a filing with the Pennsylvania Secretary of State to hold investments into small businesses located outside of the United States.

2. Accredited Business Development Corp. ("ABDC"). ABDC was formed in March 2010 as a Pennsylvania corporation. ABDC will purchase minority stakes in international companies that are deemed worthy and which may be positioned for growth. The Company is in the process of finalizing the necessary documents to raise capital as a Business Development Corp. under section 55 of the Investment Company Act of 1940. It is expected that ACDU will maintain control of ABDC even after the capital raise. Presently, however, ABDC is not conducting business and its success will be dependent on formulating its filings and locating investment-worthy international enterprises.

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

6. Italian Oven Travel & Entertainment Corp. ("IOTE"). IOTE is a Pennsylvania corporation formed in January 2009. The purpose of IOTE is to offer travel and entertainment related websites. IOTE presently has numerous contracts in place to sell travel offerings such as cruises, hotels, car rentals, and tour packages throughout the world. While agreements to offer travel services are in place, IOTE will need raise capital to obtain the money to prepare the websites and booking engines necessary to be successful. Therefore, IOTE's goal for mid-2011 is to file the necessary documents with the Securities and Exchange Commssion to legally perform a capital raise.

7. Italian Oven Technologies Inc. ("IOTI"). IOTI is a Pennsylvania corporation formed in Febnruary 2009 to engage in the business of distributing electronic devices to Central America. Initially, the Company teamed up with ACER Computers as an authorized partner and prepared to import computers into Costa Rica, Nicaragua, and Honduras. However, the Company determined that the pricing for purchasing systems in bulk from ACER could not compete with large retailers such as Circuit City and Amazon.com. While these outlets are not in Central America, residents of those countries import electronics on their own using services with mail forwarding from Miami. Recently, IOTI changed its focus to dual-SIM cellular phones. IOTI began negotiating agreements with several wireless telephone manufacturers in China and Hong Kong that manufacturer the devices. IOTI is in the product testing stage to assure that only quality products are purchased. If the phones being tested pass the tests, the Company will begin importing these telephones into Central America. The dual-SIM phones are extremely popular in Central America because most clients use a prepaid SIM. The prepaid plans provide low cost calling, but only to other phones on the same network. Therefore, residents of Central America usually carry two cellular phones, each being on a separate provider. Having a dual SIM phone alleviates the need for two phones. IOTI will require capital to successfully move forward with the project. Therefore, its primary goal for mid-2011 is to prepare the necessary documents for filing with the Securities and Exchange Commission to raise capital.

8. Italian Oven Financial Inc. ("IOF"). IOF is a Pennsylvania corporation formed in January 2009. IOF's purpose and plan is to offer financial services as a white label affiliate for unique products that can be provided with fair pricing. Presently, IOF is exploring a potential partnership to provide a binary options trading platform to the public. However, if an agreement is consummated with a partner, IOF will be in need of capital and will have to file appropriate filings with the Securities and Exchange Commission to raise capital.

9. Richwood Eco Ventures, Inc. ("REVI"). REVI is a Pennsylvania corporation formed in 2009. REVI operated a venture whereby it had Richwood Corporacion in Nicaragua process wood for it which was then sold to enterprises in Europe and the United States. REVI filled two orders for wood from a company in Andorra and caused the timber to be delivered; however, it has since been impaired from operating because of several factors. The first material event was that its consulting director fell ill and was unable to continue in his capacity. This left REVI with no experienced officer in the field. Concurrently, creditors of Rich Forest Management took over the Richwood factory as they claimed to hold a mortgage thereon. While REVI, through its affiliates, owned approximately $100,000 in equipment assets, those assets were inside the factory. REVI's affiliates are presently going through both criminal and civil legal channels to reacquire possession of its wood processing equipment. Once REVI obtains the equipment, it will either partner with another wood processing plant or it will open its own plant. In either case, REVI will need capital and will file an appropriate registration statement with the Securities and Exchange Commssion so that it can raise money.

10. Telecom Tools Inc. ("TTI"). TTI is a Pennsylvania corporation formed in July 2009. TTI filed a patent for a modification to a popular telecommunications punch-down tool. Punch-down tools are routinely used when installing wiring for communications systems and in telephone rooms. The #66 punch-down blade frequently causes accidental shorting when installers brush the tool against adjacent connections. This causes digital stations to crash, lockup, or trip circuit protection, resulting in dropped calls and upset clients. Worse, such accidental contact sometimes causes permanent damage to equipment. TTI's patent provides a coating to the tool that will minimize the chances of shorting. The modificiation will only cost manufacturers a small amount of money per tool to add the protection to it. TTI will collect royalties on its patent-pending process. TTI intends to file a registration statement with the Securities and Exchange Commission during the first quarter of 2011. The registration statement will allow TTI to seek investment capital for the marketing of its tool modification. It is believed that ACDU will own between 25% and 49% of TTI when shares are formally issued.

11. Industrial Supply Company LLC ("ISC"). ISC is a Florida limited liability company formed in April 2008. ACDU presently owns 25% of ISC. ISC operates as a construction consulting and lobbying organization. It does not intend to file a registration statement or seek capital from investors. It will work closely with ACDU to develop its consulting enterprises and may help construction companies obtain financing or obtain modifications to local, state, and federal laws through its lobbying programs.

12. Envirocare Corp. ("ECC"). ECC was formed in 2009 by ACDU as an entity that would sell products such as environmentally friendly cement. The formation of ECC occurred before the Calichi Sino alliance was created. ACDU will not move forward with using ECC as a vehicle to sell this type of product because it will focus primarily on the CSI alliance. Since determining that it could not continue with the proposed joint venture with Blue World Crete (formerly known as Green World Crete) because it determined that officers of B/GWC had convictions in a Medicare fraud scheme. Because of the abandonment of the project, ECC remained dormant. However, ECC will continue to search for ventures that will not compete with CSI and that are environmentally friendly. If it locates an opportunity, it would need to file a registration statement with the Securities and Exchange Commission to gain the capital it needs.

13. Accredited Suppliers Corp. ("ASC"). ASC was formed in November 2009 as an entity that would import auto parts and other supplies to Central America. ASC has been in operation for nearly one year and is achieving a fair profit; however, the initial investment into ASC was low so the profits were similarly not substantial. Therefore, ASC needs to replicate its business model with additional capital. ASC requires additional capital to implement its business model and buy additional vehicles and hire staff to deliver parts to enterprises in rural areas in Nicaragua, Honduras, and Guatamela. Parts carry a premium in remote areas because most business owners have to travel to the city to buy items for sale in their stores. Having a delivery service to the areas makes Accredited a primary supplier for the rural business. ASC intends to file a registration statement as soon as practicable in order to achieve the ability to raise capital.

14.  3-101-532180, S.A., of Costa Rica. 3-101-532180 S.A. operates a mall-based clothing store in Costa Rica. ACDU owns 25% of 3-101-532180 S.A.  The Company is expanding to Spain, most likely Madrid or Barcelona, in 2011. However, the Spain store will be a separate entity. It is expected that ACDU will own 25% of the Spanish entity that will be formed for this operation or will participate in a joint venture agreement whereby it controls a 25% interest therein.

15.  Hiland Terrace Corp.  The Company owns less than 10% of the Hiland Terrace Corp., a corporation that owns a small motel and office center in Pennsylvania.

ITEM 1A.  Risk Factors.

Smaller reporting companies are not required to provide risk factor disclosure on their form 10-K filings.  Nevertheless, Accredited Business Consolidators Corp. believes that investors and potential investors should view our company as an extremely high risk and speculative investment.  We have outlined certain risk factors below but they may not be complete and additional risk factors may exist:

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

4.   Because Of The Deficiencies In Our Past Compliance With Disclosure Rules And The Requirements Of Securities Laws, We Face Risks Of Liability Under The Securities Laws.  We have not filed our annual reports for several years.  Therefore, we could be named in an administrative, civil or criminal proceeding by the SEC or another government entity, and we could be named in a civil proceeding brought by a stockholder or other private entity. There is no guarantee we would emerge from such a proceeding with the ability to continue as a going concern. The deficiencies in our compliance which we believe could have material consequences for us include the following:

5.  Our Financial Statements Include A Going Concern Opinion From Our Independent Auditors. The Company received a going concern opinion on its financial statements for fiscal year 2009. Our auditors have stated that due to our lack of assets and operations, there is "substantial doubt" about our ability to continue as a going concern. The going concern opinion from our auditors may limit our ability to access certain types of financing, or may prevent us from obtaining financing.

6.   Future Success Is Highly Dependent On The Ability Of Management To Locate And Attract A Suitable Acquisition. The nature of our operations is highly speculative and there is a consequent risk of loss of your investment. The success of our  operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While management intends to seek business combination(s) with entities having established operating histories, we cannot assure you that we will be successful in locating candidates meeting that criterion. In the event we complete a business combination, the success of our operations may be dependent upon management of the successor firm or venture partner firm, and numerous other factors beyond our control.

7.    The Company Has No Existing Agreement For A Business Combination Or Other Transaction. We have no agreement with respect to engaging in a merger or joint venture with, or acquisition of, a private or public entity. No assurances can be given that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination. We cannot guarantee we will be able to negotiate a business combination on favorable terms.

8.   Future Sales By Existing Security Holders Could Depress the Market Price of Our Common Stock.  If our existing stockholders sell a large number of shares of our common stock, the market price could decline significantly.  Further, even the perception in the public market that our existing stockholders might sell shares of common stock could depress the market price of the common stock.

9.  There Are Risks Associated With Our Stock Trading On The Pink Sheets Rather Than A National Exchange.  There are significant consequences associated with our stock trading on the Pink Sheets Over the County market rather than a national exchange including limited release of the market prices of our securities, limited news coverage, limited interest by investors in our securities, volatility of our stock price due to low trading volume, limited ability to issue additional securities or to secure additional financing, manipulation by traders, and purchase and sale decisions by market makers.

10.  There is No Assurance That An Active Public Trading Market Will Develop:  There has been an extremely limited public trading market for the Company's common stock.  There can be no assurances that a public trading market for the common stock will develop or that a public trading market, if developed, will be sustained.  If for any reason a public trading market does not develop, purchasers of the shares of common stock may have difficulty in selling their securities should they desire to do so.

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

ITEM 2.  PROPERTIES

During the 2009 fiscal year, the Company neither owned nor rented any properties.

ITEM 3.  LEGAL PROCEEDINGS

During the 2009 fiscal year, there were no known material legal proceedings involving the Company.  The Company, through its affiliates, is participating in litigation to achieve access to property and industrial equipment belonging to Richwood Eco Ventures Inc. The property consists of wood processing equipment, electric power generators, and vehicles. While the Richwood Eco Ventures matter is not material to the Company to the extent it will affect our business model of assisting other companies, it is material to our subsidiary, Richwood Eco Ventures, Inc. Prevailing on the legal actions would greatly assist in the success of Richwood Eco Ventures. However, there is no certainty in legal proceedings and the matter is ongoing.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

During the 2009 fiscal year, there were no matters submitted to a vote of securities holders, through the solicitation of proxies, or otherwise.

PART II

ITEM 5  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Shares of Accredited Business Consolidators Corp. common stock are traded in the United States on the Over the Counter Market.  The principal United States market for our common stock is not an exchange.  As such, the rules of the Securities and Exchange Commission require us to state the range of high and low bid information for the equity for each full quarter within the most recent fiscal years and any subsequent interim period for which financial statements are included, or are required to be included by Article 3 of Regulation S-X, as regularly quoted in the automated quotation system or a registered securities association, or where the equity is not quoted in such a system, the range of reported high and low bid quotations, and to indicate the source of the quotations.  We are required to advise that such over-the-counter market quotations reflect inter-dealer prices, without retail markup, mark-down, or commission and may not necessarily represent actual transactions.  However, because of the passage of time, the best information available to the Company consist of trading information. Therefore, we are providing the pricing for each day.  The source of our information is the website pinksheets.com that lists the entire history of the stock's trading prices.  At the end of the year, the stock traded using the symbol ACDU.  Prior to trading as ACDU, the stock traded as IOVE.

The instructions provided by the Securities and Exchange Commission direct issuers to provide the data retroactively to any split of the stock.  In 2009, a 100 for 1 forward split occurred.  This split occurred during the 2009 fiscal year.  However, the prices below take into account the split. Therefore, for dates prior to the split, the prices are divided by 100 and the volume is multiplied by 100.

date	Open	High	Low	Close	Volume
1/2/2009	0.0006	0.0006	0.0006	0.0006	35000
1/5/2009	0.0006	0.0006	0.0006	0.0006	0
1/6/2009	0.0006	0.0006	0.0006	0.0006	0
1/7/2009	0.0006	0.0006	0.0006	0.0006	0
1/8/2009	0.0006	0.0006	0.0006	0.0006	0
1/9/2009	0.0006	0.0006	0.0006	0.0006	0
1/12/2009	0.0008	0.0008	0.0006	0.0006	6376200
1/13/2009	0.0007	0.0011	0.0007	0.0011	1964400
1/14/2009	0.0011	0.0018	0.0011	0.0018	1081700
1/15/2009	0.0019	0.0019	0.0017	0.0017	1100000
1/16/2009	0.0015	0.0015	0.0001	0.0007	13450000
1/20/2009	0.0005	0.0009	0.0005	0.0009	469400
1/21/2009	0.0009	0.0009	0.0009	0.0009	0
1/22/2009	0.0008	0.0008	0.0006	0.0006	1400000
1/23/2009	0.0006	0.0006	0.0006	0.0006	0
1/26/2009	0.0004	0.0008	0.0004	0.0007	2720000
1/27/2009	0.0005	0.0008	0.0005	0.0008	780000
1/28/2009	0.0008	0.0008	0.0008	0.0008	200000
1/29/2009	0.0008	0.0008	0.0008	0.0008	0
1/30/2009	0.0008	0.0008	0.0008	0.0008	0
2/2/2009	0.0006	0.0006	0.0002	0.0002	2050000
2/3/2009	0.0002	0.0002	0.0002	0.0002	0
2/4/2009	0.0002	0.0002	0.0002	0.0002	0
2/5/2009	0.0002	0.0002	0.0002	0.0002	0
2/6/2009	0.0003	0.0003	0.0003	0.0003	224500
2/9/2009	0.0004	0.0004	0.0004	0.0004	4660000
2/10/2009	0.0004	0.0004	0.0004	0.0004	0
2/11/2009	0.0004	0.0004	0.0004	0.0004	20000
2/12/2009	0.0004	0.0004	0.0004	0.0004	6500000
2/13/2009	0.0004	0.0004	0.0004	0.0004	20000000
2/17/2009	0.0003	0.0003	0.0003	0.0003	2130000
2/18/2009	0.0003	0.0003	0.0003	0.0003	0
2/19/2009	0.0003	0.0003	0.0003	0.0003	0
2/20/2009	0.0003	0.0003	0.0003	0.0003	0
2/23/2009	0.0003	0.0003	0.0002	0.0002	983300
2/24/2009	0.0002	0.0002	0.0002	0.0002	0
2/25/2009	0.0002	0.0002	0.0002	0.0002	0
2/26/2009	0.0002	0.0002	0.0002	0.0002	500000
2/27/2009	0.0002	0.0002	0.0002	0.0002	6500000
3/2/2009	0.0001	0.0002	0.0001	0.0002	16700000
3/3/2009	0.0002	0.0002	0.0002	0.0002	10000
3/4/2009	0.0003	0.0051	0.0002	0.0051	11010000
3/5/2009	0.0051	0.0051	0.0051	0.0051	0
3/6/2009	0.0029	0.0029	0.0002	0.0022	174000
3/9/2009	0.0003	0.0021	0.0003	0.0021	1210000
3/10/2009	0.0016	0.0016	0.0016	0.0016	50000
3/11/2009	0.0016	0.0016	0.0016	0.0016	0
3/12/2009	0.0016	0.0016	0.0016	0.0016	140000
3/13/2009	0.0021	0.0021	0.0021	0.0021	322200
3/16/2009	0.005	0.005	0.005	0.005	20000
3/17/2009	0.005	0.005	0.005	0.005	0
3/18/2009	0.0003	0.0035	0.0003	0.0035	575000
3/19/2009	0.0051	0.0052	0.0051	0.0051	3850000
3/20/2009	0.0051	0.0051	0.0051	0.0051	0
3/23/2009	0.0051	0.0051	0.0051	0.0051	0
3/24/2009	0.0051	0.0051	0.0051	0.0051	0
3/25/2009	0.0002	0.0002	0.0002	0.0002	20000
3/26/2009	0.0021	0.0021	0.0021	0.0021	20000
3/27/2009	0.0005	0.0005	0.0002	0.0005	26795000
3/30/2009	0.0009	0.0009	0.0008	0.0008	920000
3/31/2009	0.0006	0.0006	0.0005	0.0005	1400000
4/1/2009	0.0005	0.0005	0.0005	0.0005	0
4/2/2009	0.0005	0.0005	0.0005	0.0005	0
4/3/2009	0.0006	0.0006	0.0005	0.0006	750000
4/6/2009	0.0005	0.0005	0.0005	0.0005	1850000
4/7/2009	0.0005	0.0005	0.0005	0.0005	125000
4/8/2009	0.0005	0.0008	0.0005	0.0008	3005000
4/9/2009	0.0008	0.0008	0.0008	0.0008	0
4/13/2009	0.0008	0.0008	0.0008	0.0008	0
4/14/2009	0.0008	0.0008	0.0008	0.0008	0
4/15/2009	0.0008	0.0008	0.0008	0.0008	0
4/16/2009	0.0008	0.0008	0.0008	0.0008	0
4/17/2009	0.0008	0.0008	0.0004	0.0004	90000
4/20/2009	0.0004	0.0004	0.0004	0.0004	10000
4/21/2009	0.0004	0.0004	0.0004	0.0004	900000
4/22/2009	0.0004	0.0004	0.0004	0.0004	900000
4/23/2009	0.0004	0.0004	0.0004	0.0004	0
4/24/2009	0.0006	0.0006	0.0005	0.0005	3100000
4/27/2009	0.0005	0.0005	0.0005	0.0005	0
4/28/2009	0.0004	0.0008	0.0004	0.0008	137500
4/29/2009	0.0008	0.0008	0.0008	0.0008	0
4/30/2009	0.0004	0.0004	0.0004	0.0004	4000000
5/1/2009	0.0004	0.0004	0.0004	0.0004	0
5/4/2009	0.0004	0.0004	0.0004	0.0004	50000
5/5/2009	0.0006	0.001	0.0006	0.001	1470000
5/6/2009	0.001	0.001	0.001	0.001	0
5/7/2009	0.0009	0.0009	0.0004	0.0004	2661300
5/8/2009	0.0004	0.0004	0.0004	0.0004	0
5/11/2009	0.0009	0.001	0.0009	0.001	1080000
5/12/2009	0.0009	0.001	0.0009	0.001	820000
5/13/2009	0.0006	0.0013	0.0006	0.001	1110000
5/14/2009	0.0013	0.0013	0.0012	0.0013	676000
5/15/2009	0.0013	0.0015	0.0012	0.0015	5940000
5/18/2009	0.0015	0.0018	0.0012	0.0017	2550000
5/19/2009	0.0017	0.0017	0.0017	0.0017	1000000
5/20/2009	0.0024	0.0024	0.0024	0.0024	100000
5/21/2009	0.0019	0.0024	0.0013	0.0014	4080000
5/26/2009	0.0045	0.0045	0.003	0.003	28250
5/27/2009	0.003	0.003	0.003	0.003	86500
5/28/2009	0.0033	0.0049	0.0033	0.0042	7562800
5/29/2009	0.0045	0.0045	0.0038	0.0042	2777010
6/1/2009	0.0042	0.0043	0.0041	0.0043	1420000
6/2/2009	0.0043	0.0043	0.004	0.0043	248800
6/3/2009	0.003	0.003	0.0026	0.0026	397000
6/4/2009	0.002	0.0021	0.0015	0.0015	1144000
6/5/2009	0.0015	0.002	0.0015	0.0015	255000
6/8/2009	0.0022	0.0028	0.0022	0.0027	2535000
6/9/2009	0.0027	0.003	0.0025	0.0025	3088740
6/10/2009	0.0026	0.0026	0.0012	0.0012	578800
6/11/2009	0.0012	0.0024	0.0012	0.0019	510100
6/12/2009	0.0028	0.003	0.0024	0.0029	1885900
6/15/2009	0.0015	0.0025	0.0012	0.0025	24000
6/16/2009	0.0025	0.0029	0.0025	0.0029	157000
6/17/2009	0.003	0.003	0.0029	0.003	1011545
6/18/2009	0.003	0.003	0.003	0.003	0
6/19/2009	0.0029	0.003	0.0029	0.003	200000
6/22/2009	0.002	0.002	0.002	0.002	200000
6/23/2009	0.002	0.002	0.002	0.002	5000
6/24/2009	0.0025	0.0025	0.0023	0.0024	410000
6/25/2009	0.0024	0.0024	0.0023	0.0023	70000
6/26/2009	0.0024	0.0024	0.0024	0.0024	500000
6/29/2009	0.002	0.002	0.002	0.002	980000
6/30/2009	0.002	0.002	0.002	0.002	0
7/1/2009	0.0025	0.0025	0.0015	0.0015	120000
7/2/2009	0.0015	0.0025	0.0012	0.0025	85000
7/6/2009	0.0015	0.0015	0.0009	0.001	4546000
7/7/2009	0.001	0.0015	0.001	0.0015	700000
7/8/2009	0.0012	0.0012	0.0012	0.0012	2000000
7/9/2009	0.0014	0.002	0.0014	0.0016	3817000
7/10/2009	0.0015	0.002	0.0014	0.002	1162111
7/13/2009	0.002	0.002	0.002	0.002	0
7/14/2009	0.0016	0.0018	0.0016	0.0018	1290000
7/15/2009	0.0016	0.0018	0.0014	0.0018	205000
7/16/2009	0.0014	0.0018	0.0014	0.0018	25000
7/17/2009	0.0018	0.0018	0.0018	0.0018	0
7/20/2009	0.0016	0.0016	0.0016	0.0016	1777090
7/21/2009	0.0016	0.0016	0.0016	0.0016	0
7/22/2009	0.0018	0.0018	0.0015	0.0015	246000
7/23/2009	0.0015	0.0019	0.0014	0.0014	541250
7/24/2009	0.0015	0.0015	0.0015	0.0015	50000
7/27/2009	0.0017	0.0017	0.0017	0.0017	500000
7/28/2009	0.0017	0.0017	0.0017	0.0017	0
7/29/2009	0.0017	0.0017	0.0017	0.0017	10000
7/30/2009	0.0017	0.0017	0.001	0.001	7735000
7/31/2009	0.0016	0.0016	0.0012	0.0012	590000
8/3/2009	0.0013	0.0013	0.0012	0.0012	275000
8/4/2009	0.0012	0.0013	0.0008	0.0013	4909000
8/5/2009	0.0008	0.001	0.0005	0.001	2683000
8/6/2009	0.0009	0.0013	0.0009	0.0012	1346689
8/7/2009	0.0013	0.0014	0.0013	0.0014	2725000
8/10/2009	0.0015	0.0015	0.0012	0.0014	1745000
8/11/2009	0.0013	0.0015	0.0013	0.0013	5769023
8/12/2009	0.0013	0.0013	0.0013	0.0013	220000
8/13/2009	0.0013	0.0013	0.0013	0.0013	63000
8/14/2009	0.0015	0.0029	0.0015	0.0029	18558580
8/17/2009	0.0031	0.0071	0.003	0.007	58644200
8/18/2009	0.0071	0.0071	0.003	0.0045	15043983
8/19/2009	0.0037	0.0037	0.002	0.0023	7190143
8/20/2009	0.002	0.0039	0.002	0.0028	9126332
8/21/2009	0.0032	0.0037	0.0028	0.0032	7847800
8/24/2009	0.004	0.0046	0.003	0.003	11532619
8/25/2009	0.0031	0.004	0.0031	0.0033	8000569
8/26/2009	0.0036	0.0039	0.003	0.0034	4626485
8/27/2009	0.0039	0.0039	0.0026	0.0027	6521043
8/28/2009	0.003	0.0035	0.0027	0.003	828688
8/31/2009	0.003	0.003	0.0025	0.003	2027999
9/1/2009	0.0027	0.0034	0.0022	0.0032	3206000
9/2/2009	0.0024	0.003	0.002	0.0029	2256500
9/3/2009	0.0028	0.0034	0.0028	0.0032	520000
9/4/2009	0.0024	0.003	0.0019	0.0021	2392272
9/8/2009	0.0029	0.0029	0.0028	0.0028	1150000
9/9/2009	0.0028	0.0032	0.0028	0.0028	1942840
9/10/2009	0.0031	0.0031	0.0025	0.0025	3745273
9/11/2009	0.0025	0.0026	0.0023	0.0023	408750
9/14/2009	0.0029	0.003	0.0028	0.003	2093716
9/15/2009	0.0021	0.0034	0.0021	0.0021	4561816
9/16/2009	0.0023	0.003	0.0023	0.003	267500
9/17/2009	0.0025	0.0027	0.002	0.0027	1426000
9/18/2009	0.0027	0.0029	0.0027	0.0029	335000
9/21/2009	0.0027	0.0032	0.0027	0.0029	3466609
9/22/2009	0.0031	0.0032	0.003	0.003	2316872
9/23/2009	0.0031	0.0046	0.0031	0.0038	21272316
9/24/2009	0.0039	0.0045	0.0031	0.004	11732566
9/25/2009	0.004	0.006	0.0037	0.004	37626468
9/28/2009	0.004	0.0046	0.003	0.0035	4821584
9/29/2009	0.0035	0.004	0.0028	0.0038	5169151
9/30/2009	0.0038	0.0045	0.0035	0.004	1164204
10/1/2009	0.0036	0.0039	0.003	0.0039	942051
10/2/2009	0.004	0.004	0.003	0.0039	545000
10/5/2009	0.0043	0.0054	0.004	0.004	9821921
10/6/2009	0.004	0.004	0.003	0.0035	3777500
10/7/2009	0.0033	0.0036	0.003	0.0035	3887500
10/8/2009	0.0034	0.0039	0.003	0.0038	3633098
10/9/2009	0.0038	0.0099	0.0038	0.0092	96113184
10/12/2009	0.0089	0.0091	0.0065	0.007	19818080
10/13/2009	0.008	0.0081	0.0062	0.0071	24347956
10/14/2009	0.0072	0.01	0.0072	0.01	19942484
10/15/2009	0.0117	0.017	0.0113	0.0143	32693100
10/16/2009	0.01	0.014	0.0095	0.01	31042130
10/19/2009	0.01	0.0119	0.009	0.0097	26616792
10/20/2009	0.01	0.0141	0.01	0.0129	39097448
10/21/2009	0.0133	0.019	0.0112	0.0159	44105824
10/22/2009	0.0159	0.0186	0.0142	0.0142	38533968
10/23/2009	0.014	0.0164	0.0129	0.0161	29038510
10/26/2009	0.017	0.02	0.016	0.02	38866756
10/27/2009	0.021	0.021	0.018	0.0185	17787456
10/28/2009	0.0185	0.0221	0.0165	0.0195	31116002
10/29/2009	0.019	0.0214	0.0165	0.0214	12243139
10/30/2009	0.02	0.02	0.0177	0.0183	19699234
11/2/2009	0.0182	0.0183	0.0121	0.0166	19954216
11/3/2009	0.0144	0.0163	0.0123	0.0141	11310328
11/4/2009	0.0131	0.0166	0.0131	0.0151	13637744
11/5/2009	0.0155	0.017	0.0152	0.0163	10172772
11/6/2009	0.0163	0.0164	0.0145	0.015	6201063
11/9/2009	0.015	0.016	0.0133	0.0137	7064512
11/10/2009	0.0135	0.015	0.0135	0.0138	9956101
11/11/2009	0.0138	0.015	0.013	0.0133	3232768
11/12/2009	0.0137	0.0154	0.0134	0.0144	6264625
11/13/2009	0.0144	0.0145	0.0128	0.0142	2166740
11/16/2009	0.014	0.014	0.0125	0.0125	3402800
11/17/2009	0.013	0.013	0.01	0.012	7106594
11/18/2009	0.0129	0.0129	0.01	0.01	5517903
11/19/2009	0.01	0.0127	0.0097	0.0114	12252738
11/20/2009	0.013	0.013	0.01	0.012	4263422
11/23/2009	0.011	0.0125	0.011	0.0116	1705970
11/24/2009	0.0115	0.0117	0.01	0.0116	4215945
11/25/2009	0.01	0.0116	0.01	0.011	1972380
11/27/2009	0.0116	0.0116	0.0095	0.0111	2758397
11/30/2009	0.012	0.012	0.0087	0.0087	11640106
12/1/2009	0.009	0.009	0.0076	0.0083	8479702
12/2/2009	0.0084	0.01	0.0084	0.009	11799421
12/3/2009	0.009	0.01	0.0083	0.0094	962256
12/4/2009	0.0094	0.012	0.0075	0.0089	6497940
12/7/2009	0.0089	0.01	0.0083	0.0095	4230770
12/8/2009	0.0095	0.0096	0.0089	0.009	828149
12/9/2009	0.009	0.0094	0.009	0.0092	1008327
12/10/2009	0.0095	0.0096	0.009	0.0092	1129660
12/11/2009	0.0089	0.0092	0.0089	0.009	1280300
12/14/2009	0.009	0.01	0.008	0.01	812420
12/15/2009	0.0099	0.01	0.009	0.0093	4209749
12/16/2009	0.0093	0.0093	0.0087	0.0088	2139344
12/17/2009	0.0087	0.0088	0.0075	0.0075	2017626
12/18/2009	0.007	0.0093	0.0065	0.0078	4691902
12/21/2009	0.0083	0.009	0.006	0.0079	1747686
12/22/2009	0.0075	0.008	0.007	0.008	2409391
12/23/2009	0.0075	0.0076	0.007	0.0076	1330515
12/24/2009	0.0076	0.0083	0.007	0.0083	520400
12/28/2009	0.0078	0.0079	0.0065	0.0072	2926786
12/29/2009	0.0065	0.0077	0.0065	0.007	1848540
12/30/2009	0.007	0.0072	0.006	0.007	18678368
12/31/2009	0.007	0.009	0.0066	0.0075	4940045

During the times material to this annual report, the Company had approximately 852 shareholders with share certificates.  An additional number of shareholders maintained shares through the nominee name of Cede & Company, which is the name for shares held by the Depository Trust and Clearing Corporation.  The Company believes that approximately 600 persons held shares under the nominee name at any given time during fiscal year 2008.  As such, the Company estimates that it had between 1400 and 1500 shareholders during the material times.  The number of shareholders changes as people buy and sell the stock on the open market.

The Company does not issue any cash dividends at the present time and it does not anticipate the payment of cash dividends in the future.

There are not and were not equity compensation plans in place during the fiscal year 2009.

There are no securities to be issued upon the exercise of outstanding options, warrants and rights.

ITEM 6.  SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to provide the information required by Item 301 of Regulation S-K.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

During fiscal year 2009, the Company's primary operation involved loaning money to its close affiliates that its controlling shareholder loaned the Company.  The intention of the loans are to provide start-up capital to enable the enterprises to develop a business plan and seek funding through the filing a registration statement.  The Company was past due with its annual reports during the material times and this could result in the Securities and Exchange Commission choosing to take action to deregister the Company or otherwise penalize the Company.  Unless the Company can locate business opportunities that can be funded, it most likely cannot continue as a going concern.  This means that investors could lose all of their money that they invested into the stock.  The Company had no operations, and this presents a dangerous situation to investors.

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

ITEM 9A(T).  CONTROLS AND PROCEDURES

During the time period of this report, the Company primarily engaged in loaning money to its associated enterprises.  The Company believes it engaged in adequate internal controls during 2009 by retaining bank records, copies of loan documents, and copies of public records that verify its transactions.  Present management believes that the internal controls in effect during 2009 were effective.

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

ITEM 9B.  OTHER INFORMATION

During 2009, the Company did file certain reports with the Securities and Exchange Commission that informed shareholders of the current activities of the Company. Below is a summary of the reports that were filed:

On January 14, 2009, we issued a form 8-K advising shareholders that we received loans in the amount of $1,600.00 from My Pleasure Ltd. with a term of 10% interest.  We note that these loans actually took place in 2008.

On January 27, 2009, we filed a form 8-K advising shareholder that we issued a resolution authorizing a 100 for 1 share modification that would provide all shareholders with 100 shares total for every single share they held.  We did indeed complete the forward split during 2009.

On March 26, 2009, the Company filed a form 8-K informing shareholders that FINRA requested additional documents from us to complete the forward split.  It also informed shareholders that the forward split would not result in additional shares or dilution other than the 100 for 1 forward.

On April 23, 2009, we filed our past due quarterly reports for 1Q, 2Q, and 3Q for the years 2000 through 2007.  These reports showed our shareholders that the Company was dormant during the material times and had no assets or business activity.

On May 7, 2009, we lodged a form 8-K notifying shareholders that FINRA approved our stock split and that shares would be issued automatically to the shareholders with brokerage accounts.  We provided shareholders with the following instructions as to how to redeem their old certificates if they had physical stock certificates.  Specifically, shareholders that have their shares in certificate form may turn in the old certificate and a request for a new certificate to the transfer agent.  There is no time limit to do so and old shares do not expire.  You may do so by sending the old certificate, a letter requesting a new certificate, and a check for $20.00 made payable to:  Action Stock Transfer, Inc.  7069 South Highland Drive, Suite 300, Salt Lake City, UT  84121.

On May 14, 2009, we issued a form 8-K advising our shareholders that we issued a resolution consisting of a share issuance moratorium.  The moratorium prevents the Company from issuing additional common stock until November 13, 2009.  Subsequent to the 8-K, we extended the moratorium repeatedly and no additional shares were issued during 2009.

On May 15, 2009, we published a form 8-K announcing that our symbol would change on May 22, 2009, and the 100 for 1 split would be effective that day.

On May 26, 2009, we announced via a form 8-K that the split was effective and that our new trading symbol would be IOVE.

On June 9, 2009, we stated via form 8-K that our affiliated company Bankruptcy Claims Fund, Inc., entered into several agreements to purchase Lehman Brothers unsecured notes.  We note, however, that subsequent to the 8-K, we cancelled the agreements because the share price fell to a level where it would be more economic to purchase them on the open market.  We purchased the Lehman Brothers shares using brokerage accounts owned by the Company.

Also on June 9, 2009, we advised through a form 8-K that we formed several subsidiaries including Italian Oven Financial, Inc., Italian Oven Intellectual Property Corp., Italian Oven International, Inc., Italian Oven Technologies, Inc., and Italian Oven Travel & Entertainment Corp.  We note that the use of the term subsidiary was premature as these enterprises have not yet issued their stock to us through the transfer agent.  The proper term would have been affiliate.  Nevertheless, this language error was not material as we effectively control these enterprises via management and being their sole material creditors.  We anticipate that we will receive stock in the entities once the shares are issued via the transfer agent.

On July 9, 2009, we informed the public per our 8-K form that the Pennsylvania Secretary of State accepted for filing the formation of our affiliated companies including Bankruptcy Claims Fund, Inc. and Telecom Tools, Inc.

On July 22, 2009, we issued an 8-K explaining that we formed affiliate Richwood Eco Ventures, Inc. and that over 80% of REVI's common stock will be owned by Italian Oven International, Inc.  We note that the stock, when issued, will be held directly by the Company rather than by a subsidiary.      The form also stated that Italian Oven Travel & Entertainment Corp. chose CCRA International, Inc. (operators of ccratravel.com) as a primary supplier of hotel reservations.  CCRA approved IOTE's use of their reservations system. CCRA will provide the company's agents to review the lowest booking prices for all major hotel chains, to receive a commission on booking reservations, and will process the credit card payments by IOTE's customers.  This agreement remains in force today, but we note that it has produced only minimal commissions for the Company so far.  This is because we do not yet have the funds to develop our website.  We expect to be able to raise funds by filing a registration statement for IOTE.

On July 27, 2009, the Company announced via Form 8-K the formation of Envirocare Corp., an affiliate of the Company.

On July 28, 2009, the Company filed its 10-Q quarterly reports for the first, second, and third quarter of 2008.

On August 7, 2009, the Company announced that its affiliated company Italian Oven Travel & Entertainment Corp. entered into a material definitive agreement with Travel Impressions, Ltd., a subsidiary of American Express, to provide travel related offerings on the internet domain reservations.cr operated by Domain Management, an affiliate of ACDU.  Under the terms of the agreement, users of the website will be able to reserve and book flights and hotel rooms using their credit card.  While  reservations.cr is currently operational, it is in beta testing and is being modified.  Travel Impressions will modify their engine to display the Italian Oven Travel & Entertainment Corp. name and contact information on the top of the booking engine, most likely within three weeks.  Under the terms of the agreement, Travel Impressions will provide booking commissions to IOTE for travel booked from the Travel Impressions reservation system on reservations.cr.  The Company notes that this agreement is still in place, but that it has not resulted in revenue primarily because Italian Oven Travel & Entertainment needs funds to move forward with development of its travel portals.  The Company expects to file a registration statement for IOTE during 2011.

On August 11, 2009, the Company filed an 8-K announcing that affiliated enterprise Italian Oven Technologies, Inc., received approval from Acer Group to become an Acer Channel Partner enabling the Company to distribute Acer Products.  Acer's PC-centric product offering includes mobile and desktop PCs, servers and storage, LCD monitors and high-definition TVs, projectors, and handheld/navigational devices. Sub-brands include the consumer-focused Aspire series, and commercial sector TravelMate, Veriton, and Altos series.  Italian Oven Technologies, Inc., through Italian Oven International, Inc., plans to distribute Acer Products in Central and South America.  This agreement remains in place, but it has not produced revenue because Italian Oven Technologies needs funds to further its business activities.  It is expected that the Company will file a registration statement during 2011 to seek additional funding.

On August 14, 2009, and as amended on August 17, 2009, the Company made an announcement that its affiliates entered an agreement to purchase some capital stock in Rich Corporacion S.A., and to become its agent for the sale of its rare timbers.  While the affiliate did purchase the stock, we note that illness, and rumored passing, of the chief operating officer of Rich Corporacion caused that entity to be defunct.  We continue to investigate the present status of Rich Corporacion.  In the interim, our Richwood Eco Ventures subsidiary is exploring forming its own wood processing plant in Nicaragua.  While Richwood Eco Ventures, through affiliates, owns certain equipment needed to begin a wood processing plant, it is in litigation to gain access to that equipment.

On August 18, 2009, we issued an 8-K advising shareholders and the public that we do not engage in stock promotion.  We noted that certain stock promoters were piggybacking our press releases and issuing news about us in an attempt to pump the stock of third party companies that we are not related to.  This policy continues to remain in force and we remind shareholders to seek information about the Company from its filings and its website at accreditedbiz.com.

On August 20, 2009, we issued an 8-K announcing that our affiliates acquired a 25% interest in Soluciones Faciles, S.A., a Costa Rican corporation that engages in payday loans.  However, we note that the investment was ultimately made by ACDU itself and the shares were issued to us and not our affiliate.

On August 24, 2009, we issued a warning via form 8-K which involved our affiliated company, Richwood Eco Ventures, Inc.  We explained that Richwood was created to assist Nicaraguan Rich Corporacion market its wood internationally and to hold the Company's investments into the Nicaraguan firm and its related entities.  We learned that Xynergy Holdings, Inc., which trades on the over the counter market as XYNH, met with Rich Corporacion officers at a coffee shop.  During that meeting, XYNH's officer, J. Carlos Ley, made a non-descript suggestion of an investment into Rich.  No agreement was proposed, no terms were offered, and nothing material was discussed.  Shortly thereafter, XYNH issued a press released followed by thousands of dollars in stock promotion that suggested an acquision was actually being pursued and that it could be a "billion" dollar deal.  The press release and stock promotional activities for XYNH included a quote from J. Carlos Ley as stating, "This deal in particular, wherein we can leverage our interests in alternative energy against traditional business transactions like the $16 billion wood extraction and brokerage opportunity in Nicaragua, is exactly how we intend on establishing our footprint in global business."  ACDU became extremely concerned that the public would link our investment into Rich Corporacion and our plans with XYNH's inference that there was a potential for "billions" of dollars.  While wood processing in Nicaragua could be a lucrative deal, we were perplexed by the brazen exaggeration by XYNH and its stock promoters.  In an abundance of caution, we chose to distance ourselves from the promotion by advising in the 8-K that "ACDU has concerns whether, even if a beneficial offer was made, it could come to fruition.  ACDU warns that unrealistic hype and premature announcements may be made pertaining to the matter without completed due diligence.  Investors in public vehicles involved need to use extreme caution and restraint prior to purchasing securities in any company that trades over the counter because these types of investments are for professional investors who maintain a high degree of risk, sufficient income and assets, and who could afford to lose their entire investment.  Any sales, revenue, or monetary projections not contained in Securities and Exchange Commission filings or press releases by ACDU are not attributable to our Company and are specifically disavowed.  ACDU continues its policy of discouraging any form of stock promotion."  At the time, we did not specifically mention XYNH because we did not want to harm any investment if such was legitimate.  However, we ultimately learned that the proposal was not serious and that, based on the claim of billions of dollars in potential revenue, was most likely issued for the purpose of selling unregistered securities.

On August 25, 2009, we announced through an 8-K that we would change our name to Accredited Business Consolidators Corp. from the Italian Oven, Inc., and reduce our authorized shares to 450,000,000.  We did file the changes and they remain in effect today.

On September 3, 2009, we announced via the 8-K our investment of 25% into the Costa Rica corporations 3-101-532180 S.A and Soluciones Faciles, S.A.  However, we do correct the 8-K as stated above to the extent that the investment into Soluciones Faciles, S.A., was done by ACDU and was not formally consummated until 2010.

On September 9, 2009, through an 8-K, we advised that we retired shares that we held in our treasury.  In addition, we announced that My Pleasure, Ltd., our controlling shareholder, intended to retire its common stock by exchanging it into preferred shares.

On October 9, 2009, we issued an 8-K advising that the Pennsylvania Secretary of State accepted our change of name to Accredited Business Consolidators Corp. from the Italian Oven Inc.  In addition, they accepted our reduction of the authorized number of shares to 450,000,000.  We also advised that we extended the share issuance moratorium until April 8, 2010.

On October 13, 2009, we filed an 8-K announcing a business deal with Caribbean Wood Products, Inc. of Florida.  The deal involved Caribbean purchasing wood from Richwood Eco Ventures, Inc. and then marketing it.  Caribbean maintained orders that would have enabled Richwood to achieve over $1,500,000 per year in sales.  At the time of the 8-K, this announcement was true.  However, Richwood Eco Ventures relied on Rich Corporacion to process the wood for it.  Subsequent to the purported death of the chief operating officer of Rich Corporacion, we were unable to fill orders for Caribbean.  It is not known whether or not Carribean will be willing to place orders with us if our affiliates begin processing wood or form their own wood processing plant.

On October 15, 2009, we lodged an 8-K stating that we formed a public limited company in the United Kingdom for its European businesses on October 15, 2009 to hold businesses and investments in Romania, Serbia, Kosovo, Montenegro, Albania, Poland, the Czech Republic, and possibly other developing regions. The business model will mirror that of ACDU, i.e., to locate businesses and develop them until they are ready to stand on their own. ACDU directed its accountants to create Accredited Consolidators Europe, PLC ("ACE PLC") in London, England. After formation, ACE PLC will file an application to commence trading.  ACE PLC plans to apply for a listing on the Alternative Investment Market of the London Stock Exchange.  We do note that we continue our plans relating to ACE PLC.  Most likely, we will be filing a registration statement in the United States for this affiliated enterprise so that we can distribute the stock to ACDU as registered securities and so we can raise funds in the United States for the enterprise.  We would also seek registration on the AIM as stated.  We believe that that latter may take more effort than we initially anticipated and we believe that our United States registration will be completed by June, 2011.

On October 19, 2009, we submitted a form 8-K informing shareholders that the Pennsylvania Secretary of State accepted the Company's amended articles of incorporation.  These articles changed the Company's name from the Italian Oven Inc. to Accredited Business Consolidators Corp.  In addition, the amended articles of incorporated reduced the number of authorized common stock to 450,000,000. The Company also advised that it received notification from the CUSIP Service Bureau that the new CUSIP number for Accredited Business Consolidators Corp. is 004365102.  The new ISIN is US0043651027.

On October 20, 2009, the Company submitted a form 8-K informing shareholders that it intended to divest itself of its interest in Richwood Eco Ventures, Inc.  Subsequent to the issuance of the Form 8-K we informed shareholders that the Company would not divest itself of any interest until after the Securities and Exchange Commission approved a registration statement for the entity.

On October 23, 2009, the Company informed shareholders through an 8-K report that it submitted its documentation to FINRA to change its ticker symbol and name to reflect the change of name from the Italian Oven to Accredited Business Consolidators Corp.

On October 28, 2009, the Company advised the public and shareholders that it acquired 25% of the membership interest in Industrial Supply Company LLC in exchange for a five year marketing and consulting agreement.  ISC LLC, formed in Florida in 2008, created an extensive business plan to assist construction organizations acquire governmental benefits by shifting to environmentally friendly construction materials.  With the assistance of ACDU, the company believes it can bring its business plan to fruition.  ISC LLC, which is in the process of registering with the United States House of Representatives as a lobbyist organization, will focus on achieving benefits for eco-friendly companies such as increased carbon credits, tax deductions, grants, and mandates to use certain environmentally friendly products when fulfilling government contracts.    ISC LLC and ACDU will jointly create a new corporation that will provide services to eco-friendly construction organizations.  The entity will initially employ three paralegals with training in Congressional matters and a full time lobbying and marketing professional.  Investors are cautioned that this is a startup venture.

On November 3, 2009, the Company issued a form 8-K noting that it filed documentation with the Pennsylvania Secretary of State to form two affiliated companies, Accredited Hospitality Group, Inc., and Accredited Suppliers Corp. AHG will participate in joint ventures (between 25 and 75% ownership of the properties) with smaller hotel and motel locations in Central America and the United States. ACDU, through Italian Oven Travel & Entertainment Corp., will assist the properties become members of global distribution systems so that computerized reservations can occur. The primary reason why smaller hotels are not booked is because they're not featured on electronic reservation systems. AHG will focus on properties with ten to twenty-five rooms that can be filled up at all times rather than large luxury hotels that have half their rooms empty during off-peak seasons. AHG is presently in negotiations with four properties.  ASC is presently engaged in discussions with a printing company to form a joint venture (50/50) wholesale printing supply company to provide products to Central America including Costa Rica, Nicaragua, and Panama. The venture will initially focus on importing large quantities of vinyl products used for banners and billboards that are in demand by Central American printing and advertising companies.  Each corporation will be formed this week with 999,999,999 common shares and 80% eventual ownership by ACDU.

On November 5, 2009, we advised shareholders through a form 8-K that our affiliated company, Richwood Eco Ventures, Inc., received a CUSIP number for its common stock.  The CUSIP number allows the Company to eventually divest itself of the shares that will be issued to it.  However, it is noted that we informed our shareholders that it was decided that no divestiture will occur until a registration statement is filed on behalf of Richwood Eco Ventures, Inc.

On November 16, 2009, the Company issued a Form 8-K informing shareholders of several events.  First, the Company received notification from the Pennsylvania Secretary of State that its affiliate Accredited Consolidators Europe PLC was accepted as a foreign corporation.  Second, ACDU received notification from the Pennsylvania Secretary of State that Accredited Suppliers Corp. was accepted as a domestic corporation.  This registration allows the company's affiliate to begin its business model of exporting auto parts and printing supplies to Central America.

On November 20, 2009, the Company issued a form 8-K advising shareholders that the share issuance moratorium would remain in place until June 30, 2010.  It also published a breakdown of the Company's largest institutional shareholders.

On December 10, 2009, the Company published a form 8-K notifying shareholders that it restructured the Lehman Brothers debt assets that were within the Bankruptcy Claims Fund Inc. affiliate.  Pursuant to the restructuring, the rights and claims will now be held directly by ACDU rather than an affiliate.   Similarly, the 77634 shares of Southeast Banking Corporation stock held by the Company as nominee for Bankruptcy Claims Fund will instead be retained by ACDU. The latter investment was made while Bankruptcy Claims Fund negotiated an assignment of claims in the Southeast Banking bankruptcy case; however, the purchase of the prospective additional claims never came to fruition due to certain delays in the Southeast Banking case. This leaves Bankruptcy Claims Fund without any assets. ACDU has not determined whether it will place future bankruptcy claims investments into the subsidiary or just hold them in its treasury directly for the parent.

On December 17, 2009, the Company advised shareholders through a form 8-K filing that management for its affiliate, Accredited Suppliers Corp., were appointed.  Sergio Alejandro was appointed Vice President and Director, and Rebeca Torrez was appointed Chief Operating Officer and Director.  Mr. Alejandro is a citizen of Guatemala, and Ms. Torrez is a citizen of Nicaragua. Neither officer will receive compensation for their position until Accredited Suppliers Corp. achieves profitability through its automobile parts supplier operations in Central America.  Both new officers maintain over ten years experience in the automotive parts and accessories business, and they presently operate retail stores in Nicaragua that sell automobile parts.  They previously managed a successful wholesale distributorship in Central America in operations that were similar to Accredited Suppliers Corp.'s business model of importing bulk auto parts from the United States and China for resell to smaller automobile dealerships and stores in rural Central American locations.

On December 31, 2009, the Company announced that its affiliate, Richwood Eco Ventures, Inc., received an initial purchase order for various wood and timber products FOB Madrid, Spain, from Eco-Recursos Forest, S.A., a company located in Andorra.  On December 30, 2009, Eco-Recursos provided payment to Richwood Eco Ventures, Inc., in the amount of 14,300 Euro.  After conversion and bank fees, Bank of America reports that the total amount received by Richwood was $19,491.86.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Gary L. Steib was the sole known director and officer until January 2008.  Mr. Steib was the Chief Financial Officer of the Company during the time the restaurant chain existed.  He began his relationship with the Company in 1994.  Mr. Steib resigned on January 29, 2008.  At the time of the resignation, Mr. Steib appointed Robert Kropf as sole officer and director of the Company.  Mr. Kropf remained the sole officer until October 2008 when Joanna Chmielewska was appointed sole officer and director.  Ms. Chmielewska was born in Poland in 1979 and presently resides in the United Kingdom and elsewhere.  Ms. Chmielewska has extensive experience managing sales programs and overseeing large businesses.

Our principal shareholder is My Pleasure Ltd., a United Kingdom investment group.  Joanna Chmielewska is an officer of My Pleasure Ltd. in addition to being the sole officer here.  It should be clear that this presents a conflict of interest and that Ms. Chmielewska may take actions that benefit My Pleasure Ltd.

Audit Committee and Audit Committee Financial Expert: Our Board of Directors did not have an Audit Committee and does not have an Audit Committee Financial Expert.   The Board of Directors essentially form the audit committee.

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

ITEM 11.  EXECUTIVE COMPENSATION

During fiscal year 2009, our President was compensated $200.00.  Ms. Chmielewska will not be collecting a regular salary until the Company achieves certain goals such as maintaining an interest in an affiliated company that creates sufficient cash flow.

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

My Pleasure Ltd., controlling shareholder, a United Kingdom company
managed by Joanna Chmielewska, President of AccreditedBiz                                             Common Stock                  5,000,000 or                         53%
                                                                                                                                                                               500,000,000 postsplit

All officers, directors, and control persons as a group                                                           Common Stock                   5,000,000 or
                                                                                                                                                                               500,300,000 postsplit             53%

Except as otherwise indicated each person has the sole power to vote and dispose of all shares of common stock listed opposite his name. Each person is deemed to own beneficially shares of common stock which are issuable upon exercise or warrants or options or upon conversion of convertible securities if they are exercisable or convertible within 60 days of the date of this report.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Transactions:  During the fiscal year 2009, the Company received various loans from My Pleasure Ltd.  My Pleasure Ltd. is the controlling shareholder.  These loans are considered related-party transactions.  Similarly, the Company made loans to various companies and enterprises.  Each of these loans is considered a related party transaction because we are affiliated with the companies that received the funding.  Because of the affiliation and related party status, we may have overlooked certain facts that an ordinary lender would consider such as the length of time the business existed and its revenues.  Because our loans were meant to help the companies start up, they may be considered extremely high risk lending.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

AUDIT FEES:

The following lists fees billed by Berman W. Martinez y Asociados, current auditors for the Company, for the years ended December 31, 2008 and 2007:

	2009	2008
Audit Fees	$750.00	$$750.00
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

AUDIT COMMITTEE APPROVAL POLICIES AND PROCEDURES

Presently, the board of directors acts as the Company's Audit Committee.  The present Audit Committee does not have a financial expert serving on its committee at this time due to the size and nature of the Company. All audit and non-audit services were obtained after the fiscal year in question, and were approved by the Audit Committee, which consists of the members of the board of directors which considers, among other things, the possible effect of the performance of such services on the auditors' independence. The Audit Committee approves the annual engagement of the principal independent registered public accounting firm, including the performance of the annual audit and quarterly reviews for the subsequent fiscal year, and approves specific engagements for tax services performed by such firm. The Audit Committee has also established policies and procedures for certain enumerated audit and audit related services performed pursuant to the annual engagement agreement, including services associated with SEC filings approved by the Board of Directors; review of periodic reports and other documents filed with the SEC or other documents issued in connection with filings, such as comfort letters and consents; assistance in responding to any SEC comment letters, if any; and consultations with such firm as to the accounting or disclosure treatment of transactions or events and the actual or potential impact of final or proposed rules, standards or interpretations by the SEC, Public Company Accounting Oversight Board (PCAOB), Financial Accounting Standards Board (FASB), or other regulatory or standard-setting bodies. The Audit Committee is informed of each service performed pursuant to its policies and procedures. The Audit Committee has considered the role of Berman W. Martinez y Asociados in providing services to us for the fiscal year ended December 31, 2009 and has concluded that such services are compatible with such firm's independence.

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
Joanna Chmielewska
President and Chief Financial Officer

EXHIBIT

Berman W. Martinez y Asociados
Contadores Publicos Autorizados

Managua, April 11, 2011

Report of Independent Auditors

To Members of the Board
ACCREDITED BUSINESS CONSOLIDATORS CORP.

We have audited the accompanying consolidated balance sheet of ACCREDITED BUSINESS CONSOLIDATORS  as of December 31, 2009 and the related statements of income, statement of changes in equity and cash flows for the year ended December 31, 2009 and a summary of significant accounting policies and other explanatory notes.

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

We believe that the audit evidence obtained is sufficient and appropriate to provide a basis for our opinion. We have also evaluated the accompanying financial statements, notes and annexes ACCREDITED BUSINESS CONSOLIDATORS CORP. as of December 31, 2009.

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

Opinion

In our opinion the accompanying balance sheet of ACCREDITED BUSINESS CONSOLIDATORS CORP. as of December 31, 2009 and the related income statement, statement of changes in equity and cash flows for the period to December 31, 2009 and as the summary of significant accounting policies and other explanatory notes present fairly, in all material respects, the financial situation of ACCREDITED BUSINESS CONSOLIDATORS CORP., in accordance with International Generally Accepted Accounting Principles.

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

Berman W. Martínez Martínez

Authorized Public Accountant

DireccionRubenia C28  Telefono [505] 22222198 - 22663124 Fax 22223032 Apartado: 1488
Miembro de la Camara Nicaraguense de Contadores Publicos y Consultores

ANNEX I

ACCREDITED BUSINESS CONSOLIDATORS CORP.
BALANCE SHEET
December 31, 2009
Expressed in Dollars

ASSETS
Current assets:
Cash and Bank Account Note 5		19,922.47
Bank	19,922.47
Temporary Investments (stocks) Note 6		94,971.24
Industrial Supply Co LLC	2,500.00
HilandTerrace Corp.	4,200.00
3-101-53218 S.A	2,000.00
Southeast Banking Corp.	7,763.40
Lehman Brother Capital Trust Series K-LEHKQ	9,773.00
Lehman Brother Capital Trust Series L-LEHLQ	29,029.00
Lehman Brother Capital Trust Series M-LHHMQ	21,699.84
Lehman Brother Capital Trust Series N-LEHNQ	18,006.00
Accounts Receivable		39,959.90
Industrial Supply Co LLC	1,527.29
Richwood Eco Ventures Inc.	35,612.50
Telecom Tools	1,375.00
Accredited Suppliers Corp.	302.66
Italian Oven Financial Inc.	137.50
Italian Oven Travel & Entertainment Corp.	137.50
Italian Oven International	137.50
Italian Oven Intellectual Property	137.50
Italian Oven Technologies Inc.	137.50
Accredited Hospitality Group Inc	137.50
Accredited Consolidators Europe PLC	317.45
TOTAL ASSETS:		154,853.61

LIABILITIES
Current liabilities:
Accounts payable		165,426.00
My Pleasure Ltd.	165,426.00
Interest payable		16,702.60
My Pleasure Ltd.	16,702.60
TOTAL LIABILITIES: Note 7		182,128.60

CAPITAL
Stockholders' equity
Accumulated Deficit		(177,274.69)
Preferred stock, $.0001 par value, 500,000,000 shares authorized, issued and outstanding		50,000.00
Common Stock, $0.0001 par value, 450,000 ,000 shares authorized, 436,399,600 shares issued and outstanding		43,640.00
Adjustments to Shareholder's equity (deficit caused by par value previously shares issued)		(43,640.00)
Additional paid-in Capital		100,000.00
TOTAL CAPITAL: Note 8		(26,694.99)

LIABILITIES AND STOCKHOLDER EQUITY		154,853.61

The accompanying notes are an integral part of the financial statements.

ANNEX II

ACCREDITED BUSINESS CONSOLIDATORS CORP.
STATEMENTS OF OPERATIONS
December 31, 2009
Expressed in Dollars

		Year Ended December 31, 2009.

REVENUE		3,641.96
Commissions	9.07
Other Income	0.14
Earned Interest on Loans	3,632.75
TOTAL INCOME		3,641.96

EXPENDITURES
General and administrative		30,756.65
Executive compensation	200.00
Investment activities	1,237.94
Office rent	1,103.34
Insurance	109.74
legal fees	1,300.00
Subscriptions	304.00
Internet services	240.04
Publicity	8,619.00
Communications	149.45
Supplies	3.00
Commissions and fees paid	249.67
Interest on loans	16,542.60
Bank fees	697.87
Profit (or loss) before income taxes		(27,114.69)
Provision for income taxes		0.00
Profit (or loss)		(27,114.69)

The accompanying notes are an integral part of the financial statements.

ANNEX III

ACCREDITED BUSINESS CONSOLIDATORS CORP.
CASH FLOW STATEMENTS
At December 31, 2009
Expressed in Dollars

Year Ended December 31, 2009.

Cash flows from operating activities:
Net Loss	(27,114.69)
Temporary investments	94,971.24
Adjustments to reconcile net loss to net cash used
Note payable issued in exchange for services	0.00
Common stock issued for services	0.00
Net accounts payable	39,960.20
Account payable	0.00
Net cash used in operating activities	(107,816.75)
Cash flows from investing activities:
Net fixed asset acquisition
Cash flows from financing activities:
Net Loans from Shareholder	126,139.22
Issuance of preferred stock for cash	0.00
common stock paid in cash	0.00
Advances from stockholders	0.00
Net cash provided by financing activities	126,139.22
Net change in cash	0.00
Cash at the beginning of period	1,600.00
Cash at the end of period	19,922.47

The accompanying notes are an integral part of the financial statements.

ANNEX IV

ACCREDITED BUSINESS CONSOLIDATORS CORP.
STATEMENT OF STOCKHOLDER'S EQUITY
At December 31, 2009
Expressed in Dollars

Detail	Capital on Shares	Capital Stock	Paid-In Capital	Retained Earning	AcumulatedIncomes	Total
Balance as December 2009			150,000.00		(150,160.00)	(160.00)
Preferred Shares 500,000,000 authorized at $0.0001	500,000,000.00	0.00	50,000.00
Common Shares 450,000,000 authorized at $.0001	436,399,600.00	0.00	43,640.00
Comprehensive Income:
Net Income 2009						(27,114.69)
Less par value of treasury shares
Additional Paid-in Capital			100,000.00
Adjustments to Shareholder's equity			(43,640.00)
Balance as December 2009	936,399,600.00		150,000.00		(150,160.00)	(27,274.69)

Balance as December 2008						150,000.00
Preferred Shares(10,000,000 authorized)		0.01
Common Shares (20,000,000 authorized )	9,382,917.00	0.01	93,829.17
Comprehensive Income:
Net Income 2008						(150,160.00)
Less par value of treasury shares	18,921.00	0.01	(189.00)
AditionalPaid-in Capital			100,000.00
Adjustments to Shareholder's equity			(43,640.00)
Balance as December 2008	9,363,996.00	0.00	150,000.17	0.00	0.00	(160.00)

\\

ACCREDITED BUSINESS CONSOLIDATORS CORP.
Notes to the financial statements for the year ended
At 31 December 2009.

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

During 2009, the Company engaged in forming and participating in various ventures.  The Company also made investments into several companies and provided loans to start-up organizations that are affiliated with the Company.

1.2.                  Basis of presentation and the ongoing uncertainty

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, income statement, and cash flows of the Company for all periods presented have been made. Specifically, during the relevant period, the company had no operations or assets, and no accumulated debt.

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

Note 2.           Related party transactions.

All of the Company's funding originated with My Pleasure Ltd., of the United Kingdom.  My Pleasure Ltd. is also the majority shareholder of the Company.  As a result, favorable terms may exist with respect to business transactions involving My Pleasure.  Additionally, the Company made loans to affiliated enterprises that it helped create.  Every loan the Company made is considered a related party transaction.

Note 3.           Commitments and contingencies.

At 31 December 2009, the Company is not subject to contingencies or commitments or obligations under lease commitments.

Note 4.           Going concern.

At 31 December 2009, the Company has little working capital. As such, the accompanying financial statements have been prepared assuming the Company will continue as a going concern. The company does not have sufficient working capital for its planned activities, which raises substantial doubt about its ability to continue as a going concern.  The continuation of the company as a going concern depends on obtaining additional working capital.

Note 5.           Cash and Bank Account

The amount of the bank account includes the following Bank account:

Account Number	Amount
38300640-8569	640.80
38300640-8572	118.79
38300640-0492	89.50
38300640-0502	66.54
38300640-0515	9,547.74
38300640-0528	335.00
38300640-0531	95.01
Brokerage Accounts
InteractiveBrokersLLC Brokerage	2,389.38
OptionsXpress	6,639.71
Total	19,922.47

Note 6.           Temporary Investments (stocks)

Temporary investments for the year ended 31 December 2009, amount to the amount of $ 94,971.24 and are composed as follows.

Temporary Investments(Stocks)
Industrial Supply Co LLC	25% Company' Interest
HilandTerrace Corp.	43,639,950 common shares. 1,000,000 preferred shares.
3-101-53218 S.A	25% Outstanding stock

Lehman Brothers Holding	$ 78,507.84
Capital Trust Series K-LEHKQ	18,492 shares purchased at average of $ 0.24
Capital Trust Series L-LEHLQ	102,500 shares purchased at average of $ 0.24
Capital Trust Series M-LHHMQ	112,400 shares purchased at average of $ 0.23
Capital Trust Series N-LEHNQ	57,500 shares purchased at average of $ 0.23

Note 7.           Liabilities.

The Current Liabilities consist of loans made by My Pleasure Ltd. to the Company; the Current Interest Payable contains the accrued Interest of loans from 2008.

Note 8.           Capital.

In 2008, the Company issued 5,000,000 shares to My Pleasure Ltd. for $.03 per share.  This resulted in the new shares being listed with the previously issued and outstanding common stock.

The additional paid in capital of $100,000 is based on the remaining $.02 per share.

The adjustment to the shareholder's equity of $43,640 is made to correct the deficit caused by the par value of the shares issued prior to 2008.

On September 29, 2009, the Company cancelled the 1,892,100 shares in the treasury.

\\

PCAOB REGISTERED

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the use, in the statement on Form 10K of Accredited Business Consolidators Corp. of our report dated April 11, 2011, on our audit of the financial statements of Accredited Business Consolidators Corp. as of December 31, 2009 and the related statements of operations, stockholders' equity and cash flows for the year ended December 31, 2009 and the reference to us under the caption “Experts”.

Berman W. Martínez Martínez

Authorized Public Accountant
Managua, Nicaragua

April 11, 2011

\\

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