Form 10-K
period 2010-12-31
ACCREDITED BUSINESS CONSOLIDATORS CORP.
filed 2011-04-15
CIK 933425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM  10K

x	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2010.

Commission filenumber 0-27182

ACCREDITED BUSINESS CONSOLIDATORS CORP.

(Exact name of registrant as specified in its charter)

PENNSYLVANIA	25-1624305
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

196 WEST ASHLAND STREET
DOYLESTOWN, PA  18901
(Address of principal executive offices, including zip code)

(267) 864-7737
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:    None

Securities registered pursuant to Section 12(g) of the Act:   Class  Commonstock, $.0001 par value

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ( ) Yes  (X) No.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second quarter:  As of June 30, 2010, considering the price of the common stock being .004 on that day, the aggregate market value of the common equity was $1,745,598 with 436,399,566 common shares outstanding.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  ( ) Yes  () No.

As of December 31, 2010, there were 436,399,566 shares outstanding of the registrant’s Common Stock, $.0001 par value.  Additionally, there were 500,000,000 preferred shares issued and outstanding.

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

WARNING:  Accredited Business Consolidators Corp. and its affiliated enterprises have minimal assets and are in their start-up stages.  The previously filed registration statement relating to the Italian Oven restaurants should not be relied upon as the company has divested itself of all assets during its 1997 bankruptcy proceeding and has been dormant until 2009.  Since 2009, and through the present, the Company invested in high risk loans to affiliated companies with intention that the affiliates can raise funds to begin their enterprises by registering their securities.  Only experienced investors who understand the risks of purchasing the common stock of a start-up company with little assets should participate in any trading of our common stock.

 PARTI

 ITEM 1  --DESCRIPTION OF BUSINESS

Accredited Business Consolidators Corp. (the “Company” or “Accredited”) was organized in 1990 under the name FornelloU.S.A., Inc. Accredited eventually changed its name to The Italian Oven, Inc., to reflect its operation of various Italian restaurants.  However, in October, 1996, Accredited did not have the funds to sustain itself, and it filed for protection under Chapter 11 of the United States Bankruptcy Code. Accredited submitted a plan to the bankruptcy court which divested it of all assets, including intellectual property.  The plan provided no payment to shareholders; however it did not cancel or extinguish the common shares of Accredited.  The United States Bankruptcy Court for the Western District of Pennsylvania approved the bankruptcy plan and on July 17, 1998, Accredited emerged from bankruptcy. From the time Accredited emerged from bankruptcy until December 31, 2008, the company conducted no business.  It had no operations and no assets.  Rather, it simply remained dormant while management sought an opportunity for its shareholders.  The Company has not had any substantive business operations from its emergence from bankruptcy until this year.  The Company was considered a "shell company" as it had no or nominal operations. In 2008, the Company found an investor, My Pleasure Ltd., of the United Kingdom, to pay down all debt owed to business consultants and to lead the Company in a new direction.

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

Also in October 2008, My Pleasure Ltd., as majority shareholder, elected Joanna Chmielewskaas the Company's primary officer. Concurrently, the Company appointed Action Stock Transfer as its stock transfer agent. Action Stock Transfer is located at 7069 South Highland Drive, Suite 300, Salt Lake City, UT 84121. Action is registered with the Securities and Exchange Commission as a stock transfer agent.  As of the end of 2010, My Pleasure Ltd. remains the controlling shareholder.  Action Stock Transfer remains the Company's stock transfer agent.

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

During 2010, the Company primarily operated as a holding company loaning money to enterprises it helped form and which it will eventually own a stake in.

Change in Control and Change in Management

As explained above, in October 2008, there was a significant and material change in control and management when the Company issued 5,000,000 restricted common shares to My Pleasure Ltd. of the United Kingdom. The issuance of these shares effectively gave majority control to My Pleasure Ltd. My Pleasure Ltd. effectively controls the Company and, by vote of its shares, controls the directors and officers of the Company. Also in October 2008, Joanna Chmielewskawas appointed the Company's control officer and director. Ms. Chmielewskais effectively controlled by the voting shares of My Pleasure Ltd. No person owns more than 10% of My Pleasure Ltd. However, My Pleasure Ltd. is a private company and most of its records have not been made available to the public. Investing in ACDU does not constitute an investment in My Pleasure Ltd. On the contrary, My Pleasure Ltd. is an investor in ACDU and may be an investor in other companies not affiliated with ACDU.  As of December 31, 2010, My Pleasure Ltd. remained the majority owner of the Company with 53% of its controlling interest.  My Pleasure Ltd. is also the largest creditor of the Company having provided it substantial loans.

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

4. Accredited Hospitality Group Inc. ("AHG"). AHG is a Pennsylvania corporation formed in November 2009. AHG was formed to develop investments in the hospitality industry. Presently, AHG'ssole contract is to provide management services with HilandTerrace Corp., a small hotel in North Huntingdon, Pennsylvania. The contract does not presently provide revenue to AHG due to HilandTerrace's financial position. It is expected, as explained below, that HilandTerrace may go public during 2011 and seek capital and expansion opportunities to develop its property.

5. Italian Oven Intellectual Property Inc. ("IOIP"). IOIP is a Pennsylvania corporation formed in January 2009. The purpose of IOIP will be to manage ACDU'sintellectual property and trademarks, whether official or common law. IOIP will act separately from the parent company and will receive income through licensing and commissions. IOIP is not expected to be divested from the parent company and it will most likely never file a registration statement to raise capital.

6. Italian Oven Travel & Entertainment Corp. ("IOTE"). IOTE is a Pennsylvania corporation formed in January 2009. The purpose of IOTE is to offer travel and entertainment related websites. IOTE presently has numerous contracts in place to sell travel offerings such as cruises, hotels, car rentals, and tour packages throughout the world. While agreements to offer travel services are in place, IOTE will needraise capital to obtain the money to prepare the websites and booking engines necessary to be successful. Therefore, IOTE'sgoal for mid-2011 is to file the necessary documents with the Securities and Exchange Commssionto legally perform a capital raise.

7. Italian Oven Technologies Inc. ("IOTI"). IOTI is a Pennsylvania corporation formed in February2009 to engage in the business of distributing electronic devices to Central America. Initially, the Company teamed up with ACER Computers as an authorized partner and prepared to import computers into Costa Rica, Nicaragua, and Honduras. However, the Company determined that the pricing for purchasing systems in bulk from ACER could not compete with large retailers such as Circuit City and Amazon.com. While these outlets are not in Central America, residents of those countries import electronics on their own using services with mail forwarding from Miami. Recently, IOTI changed its focus to dual-SIM cellular phones. IOTI began negotiating agreements with several wireless telephone manufacturers in China and Hong Kong that manufacturer the devices. IOTI is in the product testing stage to assure that only quality products are purchased. If the phones being tested pass the tests, the Company will begin importing these telephones into Central America. The dual-SIM phones are extremely popular in Central America because most clients use a prepaid SIM. The prepaid plans provide low cost calling, but only to other phones on the same network. Therefore, residents of Central America usually carry two cellular phones, each being on a separate provider. Having a dual SIM phone alleviates the need for two phones. IOTI will require capital to successfully move forward with the project. Therefore, its primary goal for mid-2011 is to prepare the necessary documents for filing with the Securities and Exchange Commission to raise capital.

8. Italian Oven Financial Inc. ("IOF"). IOF is a Pennsylvania corporation formed in January 2009. IOF'spurpose and plan is to offer financial services as a white label affiliate for unique products that can be provided with fair pricing. Presently, IOF is exploring a potential partnership to provide a binary options trading platform to the public. However, if an agreement is consummated with a partner, IOF will be in need of capital and will have to file appropriate filings with the Securities and Exchange Commission to raise capital.

9. Richwood Eco Ventures, Inc. ("REVI"). REVI is a Pennsylvania corporation formed in 2009. REVI operated a venture whereby it had Richwood Corporacionin Nicaragua process wood for it which was then sold to enterprises in Europe and the United States. REVI filled two orders for wood from a company in Andorra and caused the timber to be delivered; however, it has since been impaired from operating because of several factors. The first material event was that its consulting director fell ill and was unable to continue in his capacity. This left REVI with no experienced officer in the field. Concurrently, creditors of Rich Forest Management took over the Richwood factory as they claimed to hold a mortgage thereon. While REVI, through its affiliates, owned approximately $100,000 in equipment assets, those assets were inside the factory. REVI'saffiliates are presently going through both criminal and civil legal channels to reacquire possession of its wood processing equipment. Once REVI obtains the equipment, it will either partner with another wood processing plant or it will open its own plant. In either case, REVI will need capital and will file an appropriate registration statement with the Securities and Exchange Commissionso that it can raise money.

10. Telecom Tools Inc. ("TTI"). TTI is a Pennsylvania corporation formed in July 2009. TTI filed a patent for a modification to a popular telecommunications punch-down tool. Punch-down tools are routinely used when installing wiring for communications systems and in telephone rooms. The #66 punch-down blade frequently causes accidental shorting when installers brush the tool against adjacent connections. This causes digital stations to crash, lockup, or trip circuit protection, resulting in dropped calls and upset clients. Worse, such accidental contact sometimes causes permanent damage to equipment. TTI'spatent provides a coating to the tool that will minimize the chances of shorting. The modificationwill only cost manufacturers a small amount of money per tool to add the protection to it. TTI will collect royalties on its patent-pending process. TTI intends to file a registration statement with the Securities and Exchange Commission during the first quarter of 2011. The registration statement will allow TTI to seek investment capital for the marketing of its tool modification. It is believed that ACDU will own between 25% and 49% of TTI when shares are formally issued.

11. Industrial Supply Company LLC ("ISC"). ISC is a Florida limited liability companyformed in April 2008. ACDU presently owns 25% of ISC. ISC operates as a construction consulting and lobbying organization. It does not intend to file a registration statement or seek capital from investors. It will work closely with ACDU to develop its consulting enterprises and may help construction companies obtain financing or obtain modifications to local, state, and federal laws through its lobbying programs.

12. Envirocare Corp. ("ECC"). ECC was formed in 2009 by ACDU as an entity that would sell products such as environmentally friendly cement. The formation of ECC occurred before the CalichiSino alliance was created. ACDU will not move forward with using ECC as a vehicle to sell this type of product because it will focus primarily on the CSI alliance. Since determining that it could not continue with the proposed joint venture with Blue World Crete (formerly known as Green World Crete) because it determined that officers of B/GWC had convictions in a Medicare fraud scheme. Because of the abandonment of the project, ECC remained dormant. However, ECC will continue to search for ventures that will not compete with CSI and that are environmentally friendly. If it locates an opportunity, it would need to file a registration statement with the Securities and Exchange Commission to gain the capital it needs.

13. Accredited Suppliers Corp. ("ASC"). ASC was formed in November 2009 as an entity that would import auto parts and other supplies to Central America. ASC has been in operation for nearly one year and is achieving a fair profit; however, the initial investment into ASC was low so the profits were similarly not substantial. Therefore, ASC needs to replicate its business model with additional capital. ASC requires additional capital to implement its business model and buy additional vehicles and hire staff to deliver parts to enterprises in rural areas in Nicaragua, Honduras, and Guatemala. Parts carry a premium in remote areas because most business owners have to travel to the city to buy items for sale in their stores. Having a delivery service to the areas makes Accrediteda primary supplier for the rural business. ASC intends to file a registration statement as soon as practicable in order to achieve the ability to raise capital.

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

17.  Accredited RAC Company ("ARAC"). ARAC is a Pennsylvania corporation formed in July 2010. ARAC's business plan is to offer car rentals in Central America. ARAC, while it maintains financing in place to purchase vehicles for rent in Nicaragua, has chosen to continue its evaluation of the market before beginning operations. Specifically, prior to moving forward with the vehicle purchase, the Company needs to be assured that it will be able to make payments during the initial stages of operations. Therefore, ARAC's present activities include creating a financing statement to raise capital by becoming a public entity so that investment capital is available while it positions itself. ARAC believes that, in mid-2011, it will have the documents prepared and ready for submission to the Securities and Exchange Commission.

18.  Calichi Sino, Inc. ("CSI"). CSI is a Florida corporation formed in February 2010. ACDU will own between 10 and 20 percent of CSI depending on the final agreement between the partners. CSI will market environmentally friendly concrete products. CSI will be a prospective alliance of partners including ACDU, companies affiliated with Zeobond of Australia, and entities affiliated with Harricrete Ltd. of Trinidad. In the simplest of terms, the alliance will purchase or produce Zeobond's patented products and distribute them in areas that Zeobond does not presently have a market for them. Harricrete, which presently engages in international distribution of construction materials, will provide its logistical experience and distribution channels. The alliance members are presently formulating an initial registration statement for the Company so that it may seek appropriate capital for its projects.

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

4.   Because Of The Deficiencies In Our Past Compliance With Disclosure Rules And The Requirements Of Securities Laws, We Face Risks Of Liability Under The Securities Laws.  We have not filed our annual reports for several years.  Therefore, we could be named in an administrative, civil or criminal proceeding by the SEC or another government entity, and we could be named in a civil proceeding brought by a stockholder or other private entity. There is no guarantee we would emerge from such a proceeding with the ability to continue as a going concern. The deficiencies in our compliance which we believe could have material consequences for us include the following:

5.  Our Financial Statements Include A Going Concern Opinion From Our Independent Auditors.The Company received a going concern opinion on its financial statements for fiscal year 2009. Our auditors have stated that due to our lack of assets and operations, there is "substantial doubt" about our ability to continue as a going concern. The going concern opinion from our auditors may limit our ability to access certain types of financing, or may prevent us from obtaining financing.

6.   Future Success Is Highly Dependent On The Ability Of Management To Locate And Attract A Suitable Acquisition. The nature of our operations is highly speculative and there is a consequent risk of loss of your investment. The success of our  operationwill depend to a great extent on the operations, financial condition and management of the identified business opportunity. While management intends to seek business combination(s) with entities having established operating histories, we cannot assure you that we will be successful in locating candidates meeting that criterion. In the event we complete a business combination, the success of our operations may be dependent upon management of the successor firm or venture partner firm, and numerous other factors beyond our control.

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

10.  There is No Assurance That AnActive Public Trading Market Will Develop:  There has been an extremely limited public trading market for the Company's common stock.  There can be no assurances that a public trading market for the common stock will develop or that a public trading market, if developed, will be sustained.  If for any reason a public trading market does not develop, purchasers of the shares of common stock may have difficulty in selling their securities should they desire to do so.

12.  "Penny Stock" Regulations May Impose Certain Conditions On The Marketability Of Our Securities.  The Securities and Exchange Commission has adopted regulations which generally define "penny stock" to be an equity security that has a market price of less than $5.00 a share, subject to certain exceptions.  Our common stock is presently, and most probably will always be, subject to these regulations which impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 including their spouse).  For transactions covered by these rules, the broker-dealer must make a special suitability determination for tghepurchase of such securities and have received the purchaser's written consent to the transaction prior to the purchase.  Additionally, for any transaction involving a "penny stock," unless exempt, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the Commission relating to the "penny stock" market.  The broker-dealer must disclose the commission payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market.

ITEM 2.  PROPERTIES

During the 2010 fiscal year, the Company neither owned nor rented any properties.

ITEM 3.  LEGAL PROCEEDINGS

During the 2010 fiscal year, there were no known material legal proceedings involving the Company.  The Company, through its affiliates, is participating in litigation to achieve access to property and industrial equipment belonging to Richwood Eco Ventures Inc. This litigation continued during 2010.  The property consists of wood processing equipment, electric power generators, and vehicles. While the Richwood Eco Ventures matter is not material to the Company to the extent it will affect our business model of assisting other companies, it is material to our subsidiary, Richwood Eco Ventures, Inc. Prevailing on the legal actions would greatly assist in the success of Richwood Eco Ventures. However, there is no certainty in legal proceedings and the matter is ongoing.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

During the 2010 fiscal year, there were no matters submitted to a vote of securities holders, through the solicitation of proxies, or otherwise.

PART II

ITEM 5  Marketfor Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Shares of Accredited Business Consolidators Corp. common stock are traded in the United States on the Over the Counter Market.  Our shares trade as an OTCQB stock on OTC Markets Group Inc.'s electronic pricing system.  The principal United States market for our common stock is not an exchange.  As such, the rules of the Securities and Exchange Commission require us to state the range of high and low bid information for the equity for each full quarter within the most recent fiscal years and any subsequent interim period for which financial statements are included, or are required to be included by Article 3 of Regulation S-X, as regularly quoted in the automated quotation system or a registered securities association, or where the equity is not quoted in such a system, the range of reported high and low bid quotations, and to indicate the source of the quotations.  We are required to advise that such over-the-counter market quotations reflect inter-dealer prices, without retail markup, mark-down, or commission and may not necessarily represent actual transactions.  However, because of the passage of time, the best information available to the Company consistof trading information. Therefore, we are providing the pricing for each day.  The source of our information is the website pinksheets.com that lists the entire history of the stock's trading prices.  During 2010, the stock traded using the symbol ACDU.  Prior to trading as ACDU, the stock traded as IOVE.

The instructions provided by the Securities and Exchange Commission direct issuers to provide the data retroactively to any split of the stock.  In 2009, a 100 for 1 forward split occurred.  This split occurred during the 2009 fiscal year.  As the split occurred before 2010, the prices below already provide full accounting of the split.

date	Open	High	Low	Close	Volume
1/4/2010	0.0077	0.0083	0.0075	0.0075	1641859
1/5/2010	0.0075	0.0085	0.006	0.0082	4371778
1/6/2010	0.0088	0.0112	0.0083	0.0095	12475018
1/8/2010	0.01	0.01	0.0095	0.0098	924125
1/11/2010	0.009	0.0099	0.0086	0.0093	2960441
1/12/2010	0.0093	0.0093	0.0086	0.009	1974932
1/13/2010	0.0085	0.009	0.007	0.0078	2198034
1/14/2010	0.0085	0.009	0.008	0.008	1133464
1/15/2010	0.0088	0.0093	0.0078	0.0083	8603141
1/19/2010	0.008	0.0083	0.0069	0.0075	7524413
1/20/2010	0.008	0.008	0.0066	0.0067	2520613
1/21/2010	0.007	0.0075	0.0069	0.0072	2257343
1/22/2010	0.0072	0.0075	0.0068	0.0069	526723
1/25/2010	0.0062	0.0074	0.0062	0.0074	2234995
1/26/2010	0.0065	0.0075	0.0062	0.0071	2672396
1/27/2010	0.0071	0.0075	0.0065	0.0069	1892200
1/28/2010	0.0069	0.008	0.0067	0.0075	8534739
1/29/2010	0.008	0.0098	0.0075	0.0083	23298202
2/1/2010	0.0083	0.0084	0.0072	0.0076	11150335
2/2/2010	0.0076	0.008	0.0071	0.0072	2022733
2/3/2010	0.0072	0.0078	0.0067	0.007	3370374
2/4/2010	0.007	0.0075	0.0069	0.0069	1435956
2/5/2010	0.0069	0.007	0.0067	0.0069	2464618
2/8/2010	0.0067	0.007	0.0066	0.0067	1560369
2/9/2010	0.0066	0.007	0.0065	0.007	3991225
2/10/2010	0.007	0.007	0.0062	0.0066	4976393
2/11/2010	0.0064	0.008	0.0062	0.0077	6133891
2/12/2010	0.007	0.007	0.0063	0.0069	3443200
2/16/2010	0.0069	0.0075	0.0062	0.0073	1404665
2/17/2010	0.0064	0.007	0.0061	0.0069	2068000
2/18/2010	0.007	0.0075	0.0068	0.0072	4530739
2/19/2010	0.0071	0.0074	0.0066	0.0072	1575458
2/22/2010	0.0072	0.0072	0.0064	0.007	2100831
2/23/2010	0.007	0.007	0.0061	0.0064	1757661
2/24/2010	0.0063	0.0063	0.0041	0.0053	10394862
2/25/2010	0.0053	0.0058	0.0052	0.0052	2689267
2/26/2010	0.0058	0.0058	0.0053	0.0058	1018099
3/1/2010	0.0054	0.0059	0.005	0.0055	1169949
3/2/2010	0.0051	0.006	0.0051	0.0057	1754334
3/3/2010	0.007	0.007	0.005	0.0058	3986399
3/4/2010	0.0059	0.0065	0.0052	0.0065	1888467
3/5/2010	0.0065	0.0065	0.0053	0.006	1108890
3/8/2010	0.0055	0.006	0.0055	0.006	902252
3/9/2010	0.006	0.0065	0.0058	0.0064	1251930
3/10/2010	0.0072	0.0072	0.0065	0.0065	280932
3/11/2010	0.0065	0.0066	0.0062	0.0066	3749200
3/12/2010	0.0066	0.0071	0.006	0.0071	2721509
3/15/2010	0.0072	0.0075	0.0065	0.0071	549017
3/16/2010	0.0055	0.0075	0.0055	0.0065	1476245
3/17/2010	0.0065	0.0065	0.0061	0.0065	902998
3/18/2010	0.0061	0.0065	0.006	0.0065	541668
3/19/2010	0.006	0.0063	0.005	0.0063	4416101
3/22/2010	0.006	0.0064	0.0049	0.006	3193291
3/23/2010	0.0057	0.006	0.0055	0.0059	1319064
3/24/2010	0.006	0.0065	0.006	0.0065	1156289
3/25/2010	0.0065	0.0069	0.0052	0.0068	1904814
3/26/2010	0.0066	0.0066	0.005	0.0058	199999
3/29/2010	0.0058	0.0058	0.0045	0.0055	1522888
3/30/2010	0.005	0.0058	0.0048	0.0058	2526663
3/31/2010	0.0057	0.0057	0.005	0.0054	1647789
4/1/2010	0.0054	0.007	0.0054	0.0065	5715671
4/5/2010	0.0062	0.0062	0.0051	0.0055	1064759
4/6/2010	0.0055	0.0064	0.0052	0.0062	483852
4/7/2010	0.0065	0.0065	0.0056	0.0058	2243352
4/8/2010	0.006	0.0065	0.0055	0.006	681009
4/9/2010	0.0064	0.0064	0.0055	0.0055	1273998
4/12/2010	0.0055	0.0059	0.0052	0.0055	2216875
4/13/2010	0.0051	0.0055	0.0046	0.0055	1383167
4/14/2010	0.0055	0.0056	0.0022	0.005	1715598
4/15/2010	0.005	0.0054	0.0044	0.0054	1340390
4/16/2010	0.005	0.0054	0.004	0.005	8271962
4/19/2010	0.01	0.01	0.005	0.0054	1869857
4/20/2010	0.005	0.005	0.0047	0.005	749544
4/21/2010	0.0054	0.0065	0.0047	0.0065	3804428
4/22/2010	0.008	0.01	0.007	0.008	25445880
4/23/2010	0.008	0.008	0.0056	0.0065	5266448
4/26/2010	0.0069	0.008	0.0051	0.0071	6443905
4/27/2010	0.007	0.007	0.006	0.007	1422831
4/28/2010	0.0071	0.0072	0.006	0.0069	1904724
4/29/2010	0.0061	0.0078	0.0061	0.0077	2157264
4/30/2010	0.007	0.0079	0.007	0.0078	3447391
5/3/2010	0.007	0.0077	0.0061	0.0074	5576700
5/4/2010	0.0073	0.0073	0.0061	0.0069	959698
5/5/2010	0.0064	0.0067	0.0052	0.0059	5138423
5/6/2010	0.006	0.0067	0.005	0.0055	1606797
5/7/2010	0.0058	0.0058	0.0057	0.0058	606798
5/10/2010	0.0055	0.0067	0.0055	0.0067	350498
5/11/2010	0.0064	0.0064	0.0052	0.0054	451197
5/12/2010	0.0054	0.0062	0.0054	0.006	1084026
5/13/2010	0.0052	0.006	0.0047	0.006	7205565
5/14/2010	0.0064	0.0064	0.005	0.006	67692
5/17/2010	0.005	0.0059	0.0047	0.0055	1196800
5/18/2010	0.005	0.0063	0.0047	0.0062	1740423
5/19/2010	0.0055	0.0063	0.0051	0.0051	105277
5/20/2010	0.0059	0.0059	0.0051	0.0054	833599
5/21/2010	0.0051	0.0057	0.0051	0.0057	222498
5/24/2010	0.0056	0.0056	0.0051	0.0051	577000
5/25/2010	0.0051	0.0051	0.0045	0.0046	1983600
5/26/2010	0.005	0.005	0.0047	0.0047	478280
5/27/2010	0.0045	0.0049	0.004	0.0045	655200
5/28/2010	0.0041	0.0044	0.004	0.004	2275957
6/1/2010	0.004	0.0049	0.002	0.0049	1156675
6/2/2010	0.0045	0.0049	0.0044	0.0044	613850
6/3/2010	0.0044	0.0044	0.0044	0.0044	265500
6/4/2010	0.0044	0.0054	0.004	0.005	500000
6/7/2010	0.0041	0.005	0.0041	0.0049	409999
6/8/2010	0.0035	0.0047	0.0035	0.0047	389398
6/9/2010	0.0045	0.0045	0.0035	0.0042	622511
6/10/2010	0.0038	0.004	0.0032	0.0038	626304
6/11/2010	0.004	0.004	0.0031	0.0034	1970250
6/14/2010	0.004	0.005	0.004	0.0045	2806722
6/15/2010	0.005	0.005	0.0045	0.0046	634999
6/16/2010	0.0046	0.0046	0.004	0.0046	1342385
6/17/2010	0.004	0.0047	0.004	0.0047	680399
6/18/2010	0.0047	0.005	0.0047	0.0048	404999
6/21/2010	0.0048	0.0048	0.0048	0.0048	17211
6/22/2010	0.0045	0.0045	0.003	0.004	1382738
6/23/2010	0.0044	0.0044	0.0031	0.0043	1236300
6/24/2010	0.0043	0.0043	0.0036	0.0036	503000
6/25/2010	0.0042	0.0042	0.0036	0.0042	335500
6/28/2010	0.0038	0.0041	0.0038	0.0038	441667
6/29/2010	0.004	0.0042	0.0037	0.004	1229016
6/30/2010	0.004	0.004	0.004	0.004	100000
7/1/2010	0.0039	0.004	0.0039	0.0039	653500
7/2/2010	0.0039	0.0039	0.0036	0.0036	263500
7/6/2010	0.0032	0.0032	0.0032	0.0032	556000
7/7/2010	0.0037	0.004	0.0029	0.0037	411000
7/8/2010	0.003	0.0037	0.0029	0.003	906865
7/9/2010	0.0037	0.0037	0.0029	0.0037	701000
7/12/2010	0.0037	0.0039	0.0036	0.0039	5505176
7/13/2010	0.0039	0.0039	0.0029	0.0039	9153218
7/14/2010	0.0039	0.0042	0.0037	0.0042	15660058
7/15/2010	0.0042	0.0042	0.004	0.0041	1154000
7/16/2010	0.0043	0.0062	0.0041	0.0056	3649183
7/19/2010	0.0059	0.0064	0.0046	0.005	1925815
7/20/2010	0.005	0.005	0.0039	0.0039	2430865
7/21/2010	0.004	0.0048	0.004	0.0048	61931
7/22/2010	0.0048	0.0048	0.003	0.0045	1937500
7/23/2010	0.0046	0.0046	0.004	0.0045	355000
7/26/2010	0.004	0.0045	0.0033	0.0045	208000
7/27/2010	0.0045	0.0045	0.0033	0.0043	462222
7/28/2010	0.004	0.0043	0.004	0.0043	400000
7/29/2010	0.0029	0.0043	0.0029	0.004	356000
7/30/2010	0.0036	0.0043	0.0036	0.0043	161001
8/2/2010	0.0043	0.0043	0.0029	0.0037	1563881
8/3/2010	0.004	0.004	0.0032	0.004	1240909
8/4/2010	0.0039	0.0039	0.0032	0.0032	1365000
8/5/2010	0.0032	0.0035	0.0028	0.0031	1887142
8/6/2010	0.0033	0.0034	0.0026	0.0034	2577454
8/9/2010	0.0026	0.0037	0.0026	0.0037	149200
8/10/2010	0.0037	0.0037	0.0028	0.0037	1392149
8/11/2010	0.0039	0.0042	0.0033	0.0041	2513855
8/12/2010	0.0041	0.0058	0.004	0.0053	3184826
8/13/2010	0.0055	0.0055	0.004	0.0041	3038397
8/16/2010	0.0042	0.0046	0.004	0.0044	1925953
8/17/2010	0.0043	0.0043	0.0035	0.0036	1023106
8/18/2010	0.0036	0.0036	0.0035	0.0035	698931
8/19/2010	0.0035	0.0035	0.0033	0.0034	626855
8/20/2010	0.0034	0.0048	0.0034	0.0042	4248253
8/23/2010	0.0031	0.004	0.0031	0.0031	1574651
8/24/2010	0.0035	0.0035	0.0035	0.0035	60000
8/25/2010	0.0037	0.0037	0.0031	0.0037	623018
8/26/2010	0.0036	0.0039	0.0036	0.0036	623020
8/27/2010	0.0031	0.0038	0.0023	0.0034	2050549
8/30/2010	0.0032	0.0032	0.0027	0.0032	175543
8/31/2010	0.0028	0.0032	0.0025	0.0032	393750
9/1/2010	0.0032	0.0032	0.0032	0.0032	120000
9/2/2010	0.003	0.003	0.0026	0.0026	577000
9/3/2010	0.0028	0.0034	0.0028	0.0034	816683
9/7/2010	0.0035	0.0038	0.0031	0.0036	574550
9/8/2010	0.003	0.0035	0.0026	0.0035	258000
9/9/2010	0.0035	0.0035	0.0035	0.0035	10000
9/10/2010	0.0035	0.0035	0.0035	0.0035	0
9/13/2010	0.0028	0.0033	0.0028	0.0033	33000
9/14/2010	0.0033	0.0033	0.0033	0.0033	1925
9/15/2010	0.0029	0.0032	0.0028	0.0029	207790
9/16/2010	0.0028	0.0032	0.0028	0.003	3273218
9/17/2010	0.003	0.003	0.0027	0.003	6332485
9/20/2010	0.0026	0.0033	0.0022	0.003	245200
9/21/2010	0.0027	0.0032	0.0027	0.0032	351000
9/22/2010	0.0032	0.0032	0.0032	0.0032	0
9/23/2010	0.0031	0.0031	0.0028	0.0028	238315
9/24/2010	0.0028	0.0031	0.0028	0.0028	83157
9/27/2010	0.0028	0.003	0.0028	0.0029	529813
9/28/2010	0.0029	0.0029	0.0026	0.0026	398000
9/29/2010	0.0022	0.003	0.0022	0.0027	431300
9/30/2010	0.0027	0.0027	0.0022	0.0025	488130
10/1/2010	0.0025	0.0025	0.0024	0.0025	1194000
10/4/2010	0.0022	0.0025	0.0022	0.0023	337429
10/5/2010	0.0024	0.0035	0.0023	0.0035	31799254
10/6/2010	0.0034	0.0035	0.0033	0.0033	704744
10/7/2010	0.0034	0.0034	0.003	0.0034	167834
10/8/2010	0.003	0.0034	0.003	0.0034	92000
10/11/2010	0.0025	0.0032	0.0023	0.0032	185000
10/12/2010	0.0023	0.0032	0.0023	0.003	300800
10/13/2010	0.003	0.0035	0.003	0.0035	423000
10/14/2010	0.0035	0.0039	0.0035	0.0037	424713
10/15/2010	0.0037	0.0038	0.0037	0.0038	68000
10/18/2010	0.0028	0.0038	0.0026	0.0036	1385000
10/19/2010	0.0034	0.0034	0.0034	0.0034	27432
10/20/2010	0.0034	0.0034	0.0034	0.0034	0
10/21/2010	0.003	0.0033	0.0026	0.003	1311911
10/22/2010	0.003	0.003	0.003	0.003	0
10/25/2010	0.0026	0.0034	0.0026	0.0034	312666
10/26/2010	0.0037	0.0037	0.003	0.0035	538723
10/27/2010	0.0037	0.0038	0.0037	0.0038	156485
10/28/2010	0.0038	0.0039	0.0022	0.0038	491364
10/29/2010	0.003	0.0039	0.0023	0.0037	781430
11/1/2010	0.0025	0.0037	0.002	0.0037	346100
11/2/2010	0.0033	0.0037	0.0033	0.0036	755900
11/3/2010	0.0036	0.0038	0.0035	0.0035	530000
11/4/2010	0.0026	0.0035	0.0026	0.003	140100
11/5/2010	0.0034	0.0034	0.0034	0.0034	115000
11/8/2010	0.0035	0.0035	0.0026	0.0034	414500
11/9/2010	0.0026	0.0035	0.0026	0.0035	119600
11/10/2010	0.0035	0.0035	0.0035	0.0035	0
11/11/2010	0.0035	0.0035	0.0035	0.0035	0
11/12/2010	0.0035	0.0035	0.0035	0.0035	0
11/15/2010	0.0033	0.004	0.0033	0.004	300267
11/16/2010	0.004	0.004	0.004	0.004	225000
11/17/2010	0.004	0.004	0.0035	0.0039	574100
11/18/2010	0.0039	0.0039	0.0039	0.0039	203646
11/19/2010	0.0036	0.0039	0.0036	0.0039	12036500
11/22/2010	0.0039	0.0039	0.0039	0.0039	5000
11/23/2010	0.0035	0.0041	0.0035	0.0041	152435
11/24/2010	0.004	0.0045	0.0038	0.004	865244
11/26/2010	0.004	0.0044	0.004	0.0042	113999
11/29/2010	0.0028	0.0045	0.0028	0.0045	37998
11/30/2010	0.0044	0.0044	0.0044	0.0044	19997
12/1/2010	0.0043	0.0043	0.004	0.004	180999
12/2/2010	0.004	0.004	0.004	0.004	2500
12/3/2010	0.0042	0.0042	0.004	0.004	14346
12/6/2010	0.0037	0.0046	0.0036	0.0044	295000
12/7/2010	0.003	0.0044	0.003	0.0044	172000
12/8/2010	0.0044	0.0045	0.004	0.0045	528500
12/9/2010	0.0044	0.0048	0.004	0.0045	861153
12/10/2010	0.0041	0.0048	0.004	0.0048	786998
12/13/2010	0.0031	0.0046	0.002	0.0044	77500
12/14/2010	0.0046	0.0046	0.0027	0.004	203097
12/15/2010	0.0046	0.0046	0.0046	0.0046	142500
12/16/2010	0.0046	0.0046	0.003	0.0046	34497
12/17/2010	0.0031	0.004	0.0022	0.004	332734
12/20/2010	0.0044	0.0044	0.0026	0.0026	11392132
12/21/2010	0.0045	0.0045	0.0026	0.004	177995
12/22/2010	0.004	0.0048	0.0027	0.0043	1987599
12/23/2010	0.003	0.0047	0.003	0.0047	154499
12/27/2010	0.0048	0.0048	0.0045	0.0045	137379
12/28/2010	0.0036	0.0048	0.0035	0.0048	749583
12/29/2010	0.0048	0.0048	0.0037	0.0045	558797
12/30/2010	0.0045	0.0047	0.004	0.0047	349998
12/31/2010	0.0048	0.0048	0.0048	0.0048	488000

During the times material to this annual report, the Company had approximately 852 shareholders with share certificates.  An additional number of shareholders maintained shares through the nominee name of Cede & Company, which is the name for shares held by the Depository Trust and Clearing Corporation.  The Company believes that approximately 600 persons held shares under the nominee name at any given time during fiscal year 2008.  As such, the Company estimates that it had between 1200 and 1500 shareholders during the material times.  The number of shareholders changes as people buyand sell the stock on the open market.

The Company does not issue any cash dividends at the present time and it does not anticipate the payment of cash dividends in the future.

There are not and were not equity compensation plans in place during the fiscal year 2010.

There are no securities to be issued upon the exercise of outstanding options, warrants and rights.

ITEM 6.  SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to provide the information required by Item 301 of Regulation S-K.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

During fiscal year 2010, the Company's primary operation involved loaning money to its close affiliates that its controlling shareholder loaned the Company.  The intention of the loans are to provide start-up capital to enable the enterprises to develop a business plan and seek funding through the filing a registration statement.  The Company was past due with its annual reports during the material times and this could result in the Securities and Exchange Commission choosing to take action to deregister the Company or otherwise penalize the Company.  Unless the Company can locate business opportunities that can be funded, it most likely cannot continue as a going concern.  This means that investors could lose all of their money that they invested into the stock.  The Company had no operations, and this presents a dangerous situation to investors.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the attached Exhibits and Annexes consisting of the financial statements and notes thereto.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

From 1998 through 2008, the Company was dormant.  We did not perform the necessary audits in a timely manner.  Our prior auditor, Arthur Andersen LLP, no longer operates and has not operated for several years.  We have attempted to obtain records from Arthur Andersen's successor, but have not been successful. Specifically, they ignored written and electronic demands.  Because of this,and since some of our future business activity would occur in Nicaragua, in early 2010, we retained Berman W. Martinez y Asociados, of Managua, Nicaragua.  BWMA is registered with the Public Company Accounting Oversight Board.

There have been no disagreements with BWMA as to the financial statements and notes thereto contained herein.

ITEM 9A(T).  CONTROLS AND PROCEDURES

During the time period of this report, the Company primarily engaged in loaning money to its associated enterprises.  The Company believes it engaged in adequate internal controls during 2010 by retaining bank records, copies of loan documents, and copies of public records that verify its transactions.  Present management believes that the internal controls in effect during 2010 were effective.

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

ITEM 9B.  OTHER INFORMATION

Because it was not a material event, we did not disclose a stock transaction that resulted in a loss to us in April, 2010.  However, we determined it was appropriate to disclose an investment that resulted in a loss to us.  While the loss is contained within the financial statements, because we held the investment for such a short period of time, it is disclosed nowhere else in the reports.  Specifically, on April 21,2010, we purchased 25,000 shares of Big Bear Mining, Inc., a stock that trades on the Over the Counter Bulletin Board using the symbol BGBR.  We paid $1.66 per share for a total investment of $41,500.  Shortly thereafter, we witnessed excessive promotional activity by purported third parties of the stock.  This caused us to take a second look at the investment.  On April 29, 2010, our executives determined that the share structure appeared to be designed so that affiliated parties may achieve profits through the overwhelming promotional activities where third-parties paid in the six figure range to promote the stock.  A decision was made to immediately sell the stock regardless of potential losses.  We executed several small trades on April 29, 2010, selling all 25,000 shares of BGBR at a loss of approximately $11,500.  We believe that affiliates of BGBR and its stock promoters committed a massive fraud on the public and that this fraud may be continuing.  We are currently conducting an investigation to gather more information about the trading activities of BGBR's affiliates and will determine whether to take legal action against the affiliates of BGBR and certain stock promoters.

During 2010, the Company did file certain reports with the Securities and Exchange Commission that informed shareholders of the current activities of the Company. Below is a summary of the reports that were filed to enable the shareholders to understand the activities of the Company:

On January 5, 2010, we filed a Form 3 to notify shareholders that we bought back 188,681 shares of ACDU on the open market.  We paid approximately .007 for the shares.

On January 6, 2010, we announced via SEC Form 8-K that we received information from FINRA that the Company's request to change its name and symbol was approved and that a new symbol would be issued shortly.

On January 11, 2010, we filed a Form 4 announcing that we purchased 100,000 shares of ACDU on the open market for $.009.  On January 13, 2010, we announced through a Form 4 that we accumulated another 100,000 shares of ACDU at .008.  Finally, on February 24, 2010, we disclosed that we purchased 500,000 shares of ACDU at an average price of $.0061.  We noted that the total amount of shares that we purchased on the open market was 888,681.  When we purchase shares on the open market, we do so pursuant to SEC Rule 10b-18. We purchased the shares with over one hour remaining before the market closed. We did not exceed the higher of the highest independent bid. We only used one broker to place the order, being OptionsXpress.  As of the end of 2010, we continued to hold the shares in our account at OptionsXpress.

On February 26, 2010, we announced, through a Form 8-K filing, the retention of Berman W. Martinez y Asociados, a PCAOB registered accounting firm, located in Managua, Nicaragua, as its auditor effective immediately.  Berman W. Martinez y Asociados will audit certain past and present financial statements issued by the Company and render its opinion relating to the same.

On March 22, 2010, we disclosed on a Form 10-K that on March 16, 2010, temporarily suspended the position of advisory director for Richwood Eco Ventures, Inc., which was held by Anker Struve.  Mr. Struve suffered a stroke in the early part of March 2010.  Gertzen Pérez Martínez, who is not related to our auditor, was placed into the position of Vice President and Acting President of Richwood Eco Ventures Inc.  Mr. Perez agreed to act without compensation.  Subsequent to the issuing of the 8-K, Mr. Perez resigned from his position with Richwood to enable him to accept a position with another entity.  From that period on, AccreditedBiz itself acted as manager of Richwood Eco Ventures.

ACDU owned certain guaranteed notes owed by Lehman Brothers.  On March 30, 2010, we informed our shareholders via SEC Form 10-K that, on March 15, 2010, Lehman Brothers submitted a proposed bankruptcy reorganization plan.  In that plan, it proposed an extremely unusual scheme whereby holders of the subordinate notes would receive their payout as an unsecured creditor, but the funds would then be transferred to the holders of senior unsecured notes and bonds.  The only way for a Capital Trust stakeholder to receive any money would be for the senior notes to be paid in full at 100% of their face value during the liquidation process.  Only at that time would Capital Trust note holders receive any form of payment.  (Usually, in a bankruptcy proceeding, the Senior Note holders do receive a higher payout and the subordinate notes receive a lower payout, and we factored that in when we made our original investment decision).  Our interpretation of the plain language of the guarantee is that if the payment from the bankruptcy liquidation would fall short of reimbursement to the Capital Trust noteholders, they would then be able to make a claim under the guarantee.  However, the trustee for the Capital Trusts did not appear to have lodged a claim on this basis and only claimed the face value of the notes as debt.  To verify the lack of a visible claim based on the guarantee, ACDU contacted the trustee for the Capital Trusts on March 16, 2010.  On March 29, 2010, the trustee for the Capital Trusts replied that their legal counsel determined that the guarantee would only provide rights in the event a recovery is realized.  ACDU vehemently disagrees with this position.  The plain language of the guarantee appears to make it clear that the Capital Trust noteholders should be treated like an ordinary unsecured creditor under the guarantee eliminating the results of the so-called subordination within the contract.  Two options existed to enforce rights under the guarantee.  First, ACDU could file a claim based on the guarantee.  But the time period for doing so expired and the Company would have needed to retain legal counsel to obtain a waiver of the deadlines for investors who bought the Capital Trust shares on the open market after the claims period expired.  Second, ACDU could have made a demand on the trustee to seek assistance from the Court to extend the deadline and then submit a claim on behalf of the trust.  Pursuant to the terms of the trust, any holder of a Capital Trust share can make a demand on the trustee and if the trustee refuses, they can act on behalf of their own interests.  In discussing the matter with legal counsel, ACDU determined that the legal fees involved in an adversary proceeding against Bank of New York Mellon, the trustee for the Capital Trusts, and for relief, would be expensive and could take several years if the matter resulted in appellate proceedings. Therefore, ACDU made the decision to sell its Capital Trust shares on the open market at a loss of approximately 10% from its original investment.  The company liquidated all of its Capital Trust shares on March 29 and March 30, 2010, and realized approximately $72,000.00 in cash.

On March 31, 2010, we filed an SEC Form NT-10K to notify shareholders that the Company would be late with its 2008 and 2009 annual reports.

On April 15, 2010, we lodged an SEC Form 8-K to announce that our affiliate, Envirocare Corp., terminated its negotiations with Green World Crete Inc. relating to a potential joint venture in Nicaragua to build a plant to produce environmentally friendly building materials.  The Company determined that it could not move forward with the venture due to the criminal history of Green World Crete's affiliates and the lack of an established product.  Specifically, the Company's background investigation of Green World Crete revealed that Daniel Panitz was convicted of fraud while living in New York.  In addition, federal agencies have barred Mr. Panitz from acting as a service provider in certain areas.  Because of this, the Company's funding sources determined that it would be prudent to locate a different source of non or reduced Portland based cement.

On April 23, 2010, we filed our annual report for the year 2000.  On May 10, 2010, we filed the annual reports for 2001 and 2002.  On May 12, 2010, we filed the annual reports for years 2003, 2004, 2005, and 2006.  On June 15, 2010, we filed our annual report for year 2007.  The annual reports showed the Company had zero assets, zero business, and zero known debt during these time periods.  Rather, it was an empty shell after it emerged from bankruptcy in 1998 until late 2008 when My Pleasure Ltd. purchased control of the Company.

On July 27, 2010, the Company announced that it chose Security Stock Transfer, Inc., as the stock transfer agent for its affiliated companies.  While Security Stock Transfer was chosen for the affiliated enterprises, we made it clear that we would continue to use Action Stock Transfer as our transfer agent.

On August 16, 2010, the Company disclosed on an SEC Form 8-K that Hiland Terrace Corp. ("HTC"), a Pennsylvania corporation, purchased a small motel and business complex in Western Pennsylvania along with 1.6 acres of land.  Although completely independent from Accredited Business Consolidators Corp., the property houses certain businesses that we rely upon in the normal course of business.  In late 2009, AccreditedBiz learned of the purchase of the land by HTC.  We entered into an agreement with HTC to purchase slightly less than 10% of its outstanding stock.  In connection with the purchase of stock, we agreed to provide business consulting services to HTC.   The Company's officers also made loans from their personal accounts to HTC.    AccreditedBiz' consultations with HTC included a suggestion that management take HTC public through a registration statement filed with the Securities and Exchange Commission.  AccreditedBiz believed that, with the proper registration statement, HTC could raise between $250,000 to $1,000,000 for the purpose of paying off $90,000 in back property taxes, paying off a $50,000 mortgage, installing between 10 and 15 new rooms, and building an additional business outlet on the premises.   To date, HTC failed to provide the proper documentation to AccreditedBiz for it to assist the Company with the plans to sell and equity interest via stock offering.  Moreover, the failure to pay the past property taxes that the Company inherited has resulted in a potential tax sale against the property.   To protect the loans and contracts made by the AccreditedBiz officers and a third-party, it was decided that an involuntary petition under Chapter 7 of the Bankruptcy Code would be filed against HTC.  AccreditedBiz may or may not join the petition.    The officers and AccreditedBiz believe that Chapter 7 proceedings will provide an opportunity to protect the assets of HTC and for the Company to reorganize whether through a payment plan of its debt or through a public offering. HTC, if it did not have the issues with the inherited property taxes, would be a profitable entity.  With funds to remodel the premises, a modern business establishment could be built on the location. The bankruptcy filing against HTC will not have a material effect on any of our operations.  However, since we own a non-controlling interest in the entity, we believe that the event should be reported to shareholders.  AccreditedBiz will work with HTC management if they promptly advise us that they would entertain a proper course of action.

On September 3, 2010, we advised on an SEC Form 8-K that the Company has received information from several shareholders that there is a rumor being sent via private messages on stock talk bulletin boards that we are in the process of filing a petition for protection under the bankruptcy statutes.  There is no basis for this rumor.  On the contrary, the Company's primary debt is owed to the preferred shareholder, My Pleasure Ltd.  The Company's debt to unrelated parties is negligible and non-material.   Investors are cautioned not to trade stocks on the basis of messages, whether public or private, on stock bulletin boards.  Many investors who post on the boards do not reveal their true intentions.  They may be stating that they think an investment is good while they are selling their stock.  Similarly, they may be convincing others to discard their shares while they are buying.  This type of behavior is known as "scalping" and may violate securities fraud statutes.  Shareholders need to keep in mind that all shares that are purchased on the open market are from third parties and not from the Company.  We are under a share issuance moratorium until at least March 2011 and will not be issuing shares.    It is possible that the person spreading this rumor is referring to our filing of August 16, 2010, with the Securities and Exchange Commission advising shareholders that certain affiliates of our company filed an involuntary petition for bankruptcy against Hiland Terrace Corp.  This petition was filed against a company that we own slightly less than 10 percent of the outstanding shares.  The purpose of the filing is to force Hiland Terrace Corp. to address their debt problems so that they do not lose their property.   Shareholders needs to understand that our subsidiaries and the companies we invested in are structured to be separate from the parent entity.  Some of the companies we invest in may be in need of capital and might not ultimately be successful.  A liquidation of a subsidiary or company we invest in does not mean that AccreditedBiz itself would be in danger of liquidation.   The Company continues to move forward with its business plans.  We have been more conservative with the release of information because potential business relationships have been damaged because of third parties using the information we release to contact the entities we are in negotiations with.  This does not mean we will not release material information as required by the appropriate regulations.

On October 15, 2010, we lodged an SEC Form 8-K advising shareholders that the bankruptcy petition against Hiland Terrace Corp. was voluntarily dismissed by the persons affiliated with ACDU.

On December 21, 2010, we filed our quarterly report for the third quarter of 2010.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

During 2010, the Company's sole director was Joanna Chmielewska.  She also acted as the Company's President.  Ms. Chmielewskawas born in Poland in 1979 and presently resides in the United Kingdom and elsewhere.  Ms. Chmielewskahas extensive experience managing sales programs and overseeing large businesses.  Our Vice President is Andy William who currently resides in Nicaragua and is overseeing our integration into Central America.

Our principal shareholder is My Pleasure Ltd., a United Kingdom investment group.  Joanna Chmielewskais an officer of My Pleasure Ltd. in addition to being the sole officer here.  It should be clear that this presents a conflict of interest and that Ms. Chmielewskamay take actions that benefit My Pleasure Ltd.

Audit Committee and Audit Committee Financial Expert: Our Board of Directors did not have an Audit Committee and does not have an Audit Committee Financial Expert.   The Board of Directors essentially formthe audit committee.

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

Code of Ethics: We have not yet adopted a Code of Ethics for our executive officers. However, current management areaware that a duty exists for the executive staff to bring value to the shareholders of this Company.

ITEM 11.  EXECUTIVE COMPENSATION

During fiscal year 2010, our executives did not receive compensation from us.  Neither Joanna Chmielewska nor Andy William will be collecting a regular salary until the Company achieves certain goals such as maintaining an interest in an affiliated company that creates sufficient cash flow.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of the date of this report, certain information with respect to the beneficial ownership of our voting securities by (i) each person or group owning more than 5% of the Company’s securities, (ii) each director, (iii) each executive officer and (iv) allexecutive officers and directors as a group. The information presented in the table is based on 436,399,566 common shares and 500,000,000 preferred shares with the same voting rights as the common shares in existence as of December 31, 2010.

Name and		Amount and
Address of	Title of	Nature of Beneficial	Percent of
Beneficial Owner(1)	Class	Ownership	Class

My Pleasure Ltd., controlling shareholder, a United Kingdom company
managed by Joanna Chmielewska, President of AccreditedBiz                                             Preferred Stock                  5,000,000 or                         53%
                                                                                                                                                                               500,000,000 postsplit

All officers, directors, and control persons as a group                                                           Preferred Stock                   5,000,000 or
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

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Transactions:  During the fiscal year 2010, the Company received various loans from My Pleasure Ltd.  My Pleasure Ltd. is the controlling shareholder.  These loans are considered related-party transactions.  Similarly, the Company made loans to various companies and enterprises.  Each of these loans is considered a related party transaction because we are affiliated with the companies that received the funding.  Because of the affiliation and related party status, we may have overlooked certain facts that an ordinary lender would consider such as the length of time the business existed and its revenues.  Because our loans were meant to help the companies start up, they may be considered extremely high risk lending.

Director Independence:   The Company does not believe we have any independent directors under the definition of “independent director” set forth in the Rules of NASDAQ, Marketplace Rule 4200(a)(15).  We note that we no longer trade on the NASDAQ market and are presently trading on the over-the-counter market.  As such, we are not required to comply with NASDAQ Marketplace Rules.

During 2010, Joanna Chmielewskawas the sole director of the Company.  Ms. Chmielewskawas also the President of our controlling shareholder, My Pleasure Ltd.  We do not assert that Ms. Chmielewskawas independent within the meaning of Regulation S-K or any other definition.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

AUDIT FEES:

The following lists fees billed by Berman W. Martinez y Asociados, current auditors for the Company, for the years ended December 31, 2010 and 2009.:

	2010	2009
Audit Fees	$750.00	$$750.00
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

AUDIT COMMITTEE APPROVAL POLICIES AND PROCEDURES

Presently, the board of directors acts as the Company's Audit Committee.  The present Audit Committee does not have a financial expert serving on its committee at this time due to the size and nature of the Company. All audit and non-audit services were obtained after the fiscal year in question, and were approved by the Audit Committee, which consists of the members of the board of directors which considers, among other things, the possible effect of the performance of such services on the auditors' independence. The Audit Committee approves the annual engagement of the principal independent registered public accounting firm, including the performance of the annual audit and quarterly reviews for the subsequent fiscal year, and approves specific engagements for tax services performed by such firm. The Audit Committee has also established policies and procedures for certain enumerated audit and audit related services performed pursuant to the annual engagement agreement, including services associated with SEC filings approved by the Board of Directors; review of periodic reports and other documents filed with the SEC or other documents issued in connection with filings, such as comfort letters and consents; assistance in responding to any SEC comment letters, if any; and consultations with such firm as to the accounting or disclosure treatment of transactions or events and the actual or potential impact of final or proposed rules, standards or interpretations by the SEC, Public Company Accounting Oversight Board (PCAOB), Financial Accounting Standards Board (FASB), or other regulatory or standard-setting bodies. The Audit Committee is informed of each service performed pursuant to its policies and procedures. The Audit Committee has considered the role of Berman W. Martinez y Asociados in providing services to us for the fiscal year ended December 31, 2010 and has concluded that such services are compatible with such firm's independence.

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
Joanna Chmielewska
President and Chief Financial Officer

EXHIBIT

Berman W. Martinez y Asociados
Contadores Publicos Autorizados

Managua, April 11, 2011

Report of Independent Auditors

To Members of the Board
ACCREDITED BUSINESS CONSOLIDATORS CORP.

We have audited the accompanying consolidated balance sheet of ACCREDITED BUSINESS CONSOLIDATORS  as of December 31, 2010 and the related statements of income, statement of changes in equity and cash flows for the year ended December 31, 2010 and a summary of significant accounting policies and other explanatory notes.

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

We believe that the audit evidence obtained is sufficient and appropriate to provide a basis for our opinion. We have also evaluated the accompanying financial statements, notes and annexes ACCREDITED BUSINESS CONSOLIDATORS CORP. as of December 31, 2010.

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

Opinion

In our opinion the accompanying balance sheet of ACCREDITED BUSINESS CONSOLIDATORS CORP. as of December 31, 2010 and the related income statement, statement of changes in equity and cash flows for the period to December 31, 2010 and as the summary of significant accounting policies and other explanatory notes present fairly, in all material respects, the financial situation of ACCREDITED BUSINESS CONSOLIDATORS CORP., in accordance with International Generally Accepted Accounting Principles.

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

Berman W. Martínez Martínez

Authorized Public Accountant

DireccionRubenia C28  Telefono [505] 22222198 - 22663124 Fax 22223032 Apartado: 1488
Miembro de la Camara Nicaraguense de Contadores Publicos y Consultores

ANNEX I

ACCREDITED BUSINESS CONSOLIDATORS CORP.
BALANCE SHEET
At December 31, 2010
Expressed in Dollars

ASSETS
Current assets:
Cash and Bank Account Note 5		10,966.87
Bank	10,966.87
Temporary Investments (stocks) Note 6		90,029.89
Industrial Supply Co LLC	2,500.00
HilandTerrace Corp	4,200.00
3-101-53218 S.A	2,000.00
Southeast Banking Corp	7,763.40
Soluciones Faciles S.A	5,000.00
Accredited Business Consolidators Corp.	5,560.77
AVRO- Averion International Corp	1,601.00
HDHL- Hudson Holding Corp	22,325.00
IAHL- IAHL Corporation	38,879.72
JMON- James Monroe Capital Corp.	200.00
Accounts Receivable		47,637.78
Industrial Supply Co LLC	1,527.59
Richwood Eco Ventures Inc.	35,612.50
Telecoms Tools Inc.	2,112.00
Accredited Suppliers Corp.	2,713.95
Domain Management Inc.	1,938.90
Identifier Inc.	83.09
Italian Oven Financial Inc	137.50
Italian Oven Travel & Entertainment	137.50
Italian Oven International	137.50
Italian Oven Intellectual Property Corp.	137.50
Italian Oven Technologies Inc.	137.50
Accredited Hospitality Group, Inc	137.50
Accredited Consolidators Europe PLC	1,784.75
CalichiSino	1,040.00
TOTAL ASSETS:		148,634.54

LIABILITIES
Current liabilities:
Accounts payable		191,676.00
My Pleasure Ltd.	191,676.00
Interest payable		35,870.20
My Pleasure Ltd.	35,870.20
TOTAL LIABILITIES: Note 7		227,546.20

CAPITAL
Stockholders' equity
Accumulated Deficit		(228,911.66)
Preferred stock, $.0001 par value, 500,000,000 shares authorized no shares issued or outstanding		50,000.00
Common Stock, $0.0001 par value, 450,000 ,000 shares authorized, 436,399,566 shares issued and outstanding		43,640.00
Adjustments to Shareholder's equity(deficit caused by par value previously shares issued)		(43,640.00)
Additional paid-in Capital		100,000.00
TOTAL CAPITAL: Note 8		(78,911.66)

LIABILITIES AND STOCKHOLDER EQUITY		148,634.54

The accompanying notes are an integral part of the financial statements.

ANNEX II

ACCREDITED BUSINESS CONSOLIDATORS CORP.
STATEMENTS OF OPERATIONS
At December 31, 2010
Expressed in Dollars

		Year Ended December 31, 2010.

REVENUE		103,521.82
Commissions	54.51
Dividends	1.89
Proceeds from the sale of securities	102,837.02
Interest on loans	628.40
TOTAL INCOME		103,521.82

Cost of Sale		123,348.34
Cost of the acquired securities	123,348.34
TOTAL COST OF SALE		123,348.34

EXPENDITURES
General and administrative		31,810.45
Office rent	843.86
Consulting fees	264.00
Internet services	89.95
Publicity	5,273.43
Communications	657.00
Charitable donations	500.00
Accounting Fees	2,200.00
Business Administrative expenses	581.48
Commissions and fees paid	571.32
Systems and licenses	116.94
Travel service	92.70
Bank fees	1,452.17
Interest	19,167.60
Profit (or loss) before income taxes		(51,636.97)
Provision for income taxes		0.00
Profit (or loss)		(51,636.97)

The accompanying notes are an integral part of the financial statements.

ANNEX III

ACCREDITED BUSINESS CONSOLIDATORS CORP.
CASH FLOW STATEMENTS
At December 31, 2010
Expressed in Dollars

Year Ended December 31, 2010.

Cash flows from operating activities:
Net Loss	(51,636.97)
Temporary investments	0.00
Adjustments to reconcile net loss to net cash used
Note payable issued in exchange for services	0.00
Common stock issued for services	0.00
Net accounts payable	0.00
Interest payable	18,868.20
Notes payable	25,670.50
Net cash used in operating activities	(7,098.27)
Cash flows from investing activities:
Net fixed asset acquisition
Cash flows from financing activities:
Suppliers Loan	0.00
Net Temporary Investments	(2,439.48)
Brokerage net Invest	2.15
Advances from stockholders	0.00
Net cash provided by financing activities	(2,437.33)
Net change in cash	0.00
Cash at the beginning of period	20,502.47
Cash at the end of period	10,966.87

The accompanying notes are an integral part of the financial statements.

ANNEX IV

ACCREDITED BUSINESS CONSOLIDATORS CORP.
STATEMENT OF STOCKHOLDER'S EQUITY
At December 31, 2010
Expressed in Dollars

Detail	Capital on Shares	Capital Stock	Paid-In Capital	Retained Earning	Accumulated Incomes	Total
Balance as December 2010			150,000.00		(176,694.69)	(26,694.69)
Preferred Shares 500,000,000 authorized at $0.0001	500,000,000.00	0.0001	50,000.00
Common Shares 450,000,000 authorized at .0001	436,399,566.00	0.0001	43,640.00
Comprehensive Income:
Net Income 2009						(51,636.97)
Less par value of treasury shares
Additional Paid-in Capital			100,000.00
Adjustments to Shareholder's equity			(43,640.00)
Balance as December 2010	936,399,566.00		150,000.00		(176,694.69)	(78,331.66)

Balance as December 2009			150,000.00		(150,160.00)	(160.00)
Preferred Shares 500,000,000 authorized at $0.0001	500,000,000.00	0.0001	50,000.00
Common Shares (450,000,000 authorized )	436,399,600.00	0.0001	43,640.00
Comprehensive Income:
Net Income 2009						(26,534.69)
Less par value of treasury shares
Additional Paid-in Capital			100,000.00
Adjustments to Shareholder's equity			(43,640.00)
Balance as December 2009	936,399,600.00		150,000.00		(150,160.00)	(26,694.69)

ACCREDITED BUSINESS CONSOLIDATORS CORP.
Notes to the financial statements for the year ended
At December 31, 2010.

Note 1.           Summary of accounting policies.

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, income statement, and cash flows of the Company for all periods presented have been made. Specifically, during the relevant period, the company had minimal operations, a small amount of assets, but incurred substantial debt.

1.1.                  Organization and business.

Accredited Business Consolidators Corp. (the "Company" or "Accredited") was organized in 1990 under the name Fornello USA, Inc. Accredited changed its name to The Italian Oven, Inc., to reflect the operation of various Italian restaurants. However, in October 1996, the company had no funds to sustain itself, and filed for protection under Chapter 11 of Federal Bankruptcy Code, presented a plan with the Bankruptcy Court, which is stripped of all assets, including intellectual property, the plan provided no payment to shareholders, but did not cancel or terminate the common shares of the company. The Bankruptcy Court of the United States for the Western District of Pennsylvania approved the bankruptcy plan and on 17 July 1998, the company emerged from bankruptcy.

After the company emerged from bankruptcy, and until 31 December 2007, the company did not conduct any business. It had no operations or assets. Instead, it simply remained dormant while the administration sought an opportunity for its shareholders. The Company has no restaurants and is not affiliated with the restaurants that bear his name.

In late 2008, My Pleasure Ltd. bought the controlling interest of the Company with the intent to locate business opportunities.  Since then, the Company has been investing in small start-up enterprises and loaning them money to begin their operations.

1.2.                  Basis of presentation and the ongoing uncertainty

Certain information and disclosures in the notes are included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. The results of operations for the current year are not necessarily indicative of operating results expected for any subsequent fiscal year.

The financial statements of the Company have been prepared assuming the Company will continue as a going concern. However, the company has minimal assets and insufficient working capital. These conditions, among others, give rise to serious doubts about the ability of the company to continue as a going concern. There is no guarantee that the measures taken by the management will meet all the needs of the company to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Note 2.           Related party transactions.

Since late 2008 when the majority ownership of the Company was acquired by My Pleasure Limited of the United Kingdom, the majority of Accredited’s funding came from My Pleasure Ltd.  This funding is considered a related party transaction.  Similarly, with respect to the loans made by Accredited during 2010, the funds were made to affiliated of the Company and are considered related party transactions.  These transaction create additional risk as the loans made and received may not meet normal business standards and due diligence.

Note 3.           Commitments and contingencies.

At 31 December 2010, the Company is not subject to contingencies or commitments or obligations under lease commitments.

Note 4.           Going concern.

At 31 December 2010, the Company had insufficient working capital. As such, the accompanying financial statements have been prepared assuming the Company will continue as a going concern. The company does not have sufficient working capital for its planned activities, which raises substantial doubt about its ability to continue as a going concern.  The continuation of the company as a going concern depends on obtaining additional working capital. In addition, the company’s business model is untested and untried.  The Company invests in high risk start-up enterprises.  The Company will rely on receiving additional funding from My Pleasure and other enterprises in order to continue making investments and loans.  This situation makes Accredited a company that is suitable for investment only by for professional investors that understand the inherent risks of a company that invests in start–up enterprises. Additionally, the Company trades in the Over-the-Counter market, a volatile market for professional investors who understand the risks inherent in trading stocks that lack liquidity.

Note 5.           Cash and Bank Account

The amount of the bank account includes the following Bank account:

Account Number	Amount
38300640-8569	2,200.58
38300640-8572	4,638.77
38300674-0492	11.50
38300674-0502	175.96
38300674-0515	3,297.74
38300674-0528	141.00
38300674-0531	1.01
OptionsXpressBrokerage Account	500.31
Total	10,966.87

Note 6.           Temporary Investments (stocks)

Temporary investments for the year ended 31 December 2009, amount to the amount of $ 90,029.89 and are composed as follows.

Temporary Investments(Stocks)	Description	Amount
Industrial Supply Co LLC	25% Company' Interest	2,500.00
HilandTerrace Corp	43,639,950 common shares. 1,000,000 preferred shares	4,200.00
3-101-53218 S.A	25% outstanding stock	2,000.00
Southeast Banking Corp	77634 Common Stocks	7,763.40
Soluciones Faciles S.A	25% Ownership	5,000.00
ACDU- Accredited Business Consolidator Corp.	888, 681 common shares	5,560.77
AVRO- Averion International Corp	395.00 preferred Share	1,559.95
	10, 000 common shares	41.05
HDHL- Hudson Holding Corp	125, 000 Common shares	22,325.00
IAHL- IAH Corporation	167, 500 Common Shares	38,879.72
JMON - James Monroe Capital	1, 000,000 Common Share	200.00
Total		90,029.89

Note 7.           Liabilities.

The Current Liabilities consist of loans made by My Pleasure Ltd. to the Company; the Current Interest Payable contains the accrued Interest of loans from 2008 and 2009

Note 8.           Capital.

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

On May 10, 2010, the Company deleted 34 shares that were listed as previously having been issued. This was because the transfer agent rounded fractional shares to the nearest whole share. One shareholder maintained 66/100th of a share that the transfer agent listed as a whole share. After the 100 for 1 forward split that occurred in 2009, the .66 shares became 66 shares. The transfer agent requested permission to correct the records in this regard on May 10 and we granted permission to do so and the Company granted permission.

The Proceeds from the sale of securities comes from the sell of Lehman brother bounds, from the Capital Trust series of K- LEHKQ, L-LEHLQ, M-LHHMQ and N-LEHNQ.

\\

PCAOB REGISTERED

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the use, in the statement on Form 10K of Accredited Business Consolidators Corp. of our report dated April 11, 2011, on our audit of the financial statements of Accredited Business Consolidators Corp. as of December 31, 2010 and the related statements of operations, stockholders' equity and cash flows for the year ended December 31, 2010 and the reference to us under the caption “Experts”.

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