Form 10-Q
period 2009-09-30
ACCREDITED BUSINESS CONSOLIDATORS CORP.
filed 2011-05-26
CIK 933425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009.

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

 Yes    ( )    No    (X)

Transitional Small Business Disclosure Format (Check one): Yes o Nox

The aggregate market value of the common stock held by all persons using the price of $.004, which is the price at the close on September 30, 2009, is $1,745,598. As of September 30, 2009, there are 436,399,600 common shares outstanding with a par value of .0001. There are 500,000,000 preferred shares outstanding which share the same voting rights as the common stock except that their voting power will never be less than 51%.

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

PART I - FINANCIAL INFORMATION

I

ACCREDITED BUSINESS CONSOLIDATORS CORP.

BALANCE SHEET

September 30, 2009

Expressed in Dollars

ASSETS

Current assets :

Cash and Bank Account		$ 21,142.72
Bank	21,142.72
Temporary Investments(stocks)		$ 3,840.00
Lehman Brother Capital Trust Series L-LEHLQ	3,840.00
Accounts Receivable		$ 825.00
Richwood Eco Ventures Ink	137.50
Italian Oven Financial Inc	137.50
Italian Oven Travel & Entertainment Corp.	137.50
Italian Oven International	137.50
Italian Oven Intellectual Property	137.50
Italian Oven Tecnologies Inc.	137.50
TOTAL ASSETS:		25,807.72

LIABILITIES

Current liabilities:

Loans from shareholders		$ 29,850.00
My Pleasure Ltd.	29,850.00
Interest due on loans from shareholders		$ 2,985.00
My Pleasure Ltd.	2,985.00
TOTAL LIABILITIES:		32,835.00

CAPITAL
Stockholders' equity

Accumulated Deficit		$ -157,027.28
Preferred stock, $.0001 par value, 500,000,000 shares authorized		$ 50,000.00
no shares issued or outstanding
Common Stock, $0.0001 par value, 450,000 ,000 shares authorized, 436,399,600 shares issued and outstanding		$ 43,640.00
Adjustments to Shareholder's equity (deficit caused by par value previously shares issued)		$ -43,640.00
Additional paid-in Capital		$ 100,000.00
TOTAL CAPITAL:		- 7,027.28

LIABILITIES AND STOCKHOLDER EQUITY		25,807.72

The accompanying notes are an integral part of the financial statements.

ACCREDITED BUSINESS CONSOLIDATORS CORP.

STATEMENT OF OPERATIONS
September 30, 2009

Expressed in Dollars

	Quarter
	Ended
	September 30,
	2009
REVENUE		$ 12.50
Earned Interest on Loans	12.50
TOTAL INCOME		$ 12.50

EXPENDITURE

General and administrative		5,411.35

Stock transfer agent fees	110.30
Office rent	357.19
Insurance	109.74
Internet services	47.75
Publicity	1,784.00
Communications	106.00
Commissions and fees paid	24.02
Interest on loans	2,762.50
Bank fees	109.85
Profit (or loss) before income taxes		- 5,398.85
Provision for income taxes		0
Profit (or loss)	$	- 5,398.85

The accompanying notes are an integral part of the financial statements.

ACCREDITED BUSINESS CONSOLIDATORS CORP.
CASH FLOW STATEMENT

At September 30, 2009

Expressed in Dollars

Quarter
Ended
September 30,
2009
Cash flows from operating activities:

Net Loss	$ - 4,818.85

Adjustments to reconcile net loss to net cash used	- 1,670.00
Note payable issued in exchange for services	-
Common stock issued for services	-
Interest payable
Account payable	-
Net cash used in operating activities	- 6,488.85
Cash flows from investing activities:
Net fixed asset acquisition
Cash flows from financing activities:
Suppliers loans	27,500.00
Issuance of preferred stock for cash	-
common stock paid in cash	-
Advances from stockholders	-
Net cash provided by financing activities	27,500.00
Net change in cash	-

Cash at the beginning of period	131.57
Cash at the end of period	$21,142.72

The accompanying notes are an integral part of the financial statements.

ACCREDITED BUSINESS CONSOLIDATORS CORP.

ACCREDITED BUSINESS CONSOLIDATORS CORP.
ACCOMPANYING NOTES

ACCREDITED BUSINESS CONSOLIDATORS CORP.
ACCOMPANYING NOTES

At September 30, 2009

Note 1: Summary of accounting policies
1.1	Organization and business
Accredited Business Consolidators Corp. (the "Company" or "accredited") was organized in 1990 under the name Fornello USA, Inc. Accredited finally changed its name to The Italian Oven, Inc., to reflect the operation of various Italian restaurants. However, in October 1996, the company had no funds to sustain itself, and filed for protection under Chapter 11 of Federal Bankruptcy Code, presented a plan with the Bankruptcy Court, which is stripped of all assets, including intellectual property, the plan provided no payment to shareholders, but did not cancel or terminate the common shares of the company. The Bankruptcy Court of the United States for the Western District of Pennsylvania approved the bankruptcy plan and on 17 July 1998, the company emerged from bankruptcy
After the company emerged from bankruptcy, and until 31 December 2007, the company did not conduct any business. It had no operations or assets. Instead, it simply remained dormant while the administration sought an opportunity for its shareholders. The Company has no restaurants and is not affiliated with the restaurants that bear its name
During this 2nd Quarter of 2009, the Company engaged in forming and participating in various ventures. The Company also made investments into several companies and provided loans to start-up organizations that are affiliated with the Company
1.2	Basis of presentation and the ongoing uncertainty
The financial statements have been prepared in accordance with accounting principles generally accepted in the United States. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, income statement, and cash flows of the Company for all periods presented have been made. Specifically, during the relevant period, the company had no operations or assets, and no accumulated debt
Certain information and disclosures in the notes are included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. The results of operations for the current year are not necessarily indicative of operating results expected for any subsequent fiscal year
The financial statements of the Company have been prepared assuming the Company will continue as a going concern. However, the company has no assets or working capital and no business operations. These conditions, among others, give rise to serious doubts about the ability of the company to continue as a going concern. There is no guarantee that the measures taken by the management will meet all the needs of the company to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty
1.3	Management estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts income and expenses during the reporting period. Actual results could differ from those estimates

Note 2: Related party transactions
All of the Company's funding originated with My Pleasure Ltd., of the United Kingdom. My Pleasure Ltd. is also the majority shareholder of the Company. As a result, favorable terms may exist with respect to business transactions involving My Pleasure. Additionally, the Company made loans to affiliated enterprises that it helped create. Every loan the Company made is considered a related party transaction

Note 3: Commitments and contingencies
At 30 September 2009, the Company is not subject to contingencies or commitments or obligations under lease commitments

Note 4: Going concern
At 30 September 2009, the Company has little working capital. As such, the accompanying financial statements have been prepared assuming the Company will continue as a going concern. The company does not have sufficient working capital for its planned activities, which raises substantial doubt about its ability to continue as a going concern. The continuation of the company as a going concern depends on obtaining additional working capital

Note 5: Commitments and contingencies
At 30 September 2009, the Company has little working capital. As such, the accompanying financial statements have been prepared assuming the Company will continue as a going concern. The company does not have sufficient working capital for its planned activities, which raises substantial doubt about its ability to continue as a going concern. The continuation of the company as a going concern depends on obtaining additional working capital

Note 6:
The amount of the bank account includes the following Bank account:
38300640-8569		$ 367.49
38300640-8572		19,639.25
InteractiveBrokers LLC Brokerage account		1,135.98
$ 21,142.72

Note 7:
Temporary Investments (Stocks)
Capital Trust Series L-LEHLQ		24, 000 Shares	$ 3,840.00

Note 8:
The Current Liabilities consist of loans made by My Pleasure Ltd. to the Company.
The Current Interest Payable contains the accrued Interest of loans from 2008

Note 9:
In 2008, the Company issued 5,000,000 shares to My Pleasure Ltd. for $.03 per share. This resulted in the new shares being listed with the previously issued and outstanding common stock.

Note 10:
The additional paid in capital of $100,000 is based on the remaining $.02 per share

Note 11:
The adjustment to the shareholder's equity of $43,640 is made to correct the deficit caused by the par value of the shares issued prior to 2008

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

During 2009,  the Company primarily operated as a holding company owning a majority stake in the Company's subsidiaries.

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

3. Italian Oven Travel & Entertainment Corp. ("IOTE"). IOTE is a Pennsylvania corporation formed in January 2009. The purpose of IOTE is to offer travel and entertainment related websites. IOTE presently has numerous contracts in place to sell travel offerings such as cruises, hotels, car rentals, and tour packages throughout the world. While agreements to offer travel services are in place, IOTE will need raise capital to obtain the money to prepare the websites and booking engines necessary to be successful. Therefore, IOTE's goal for early 2011 is to file the necessary documents with the Securities and Exchange Commission to legally perform a capital raise.

4. Italian Oven Technologies Inc. ("IOTI"). IOTI is a Pennsylvania corporation formed in Febnruary 2009 to engage in the business of distributing electronic devices to Central America. Initially, the Company teamed up with ACER Computers as an authorized partner and prepared to import computers into Costa Rica, Nicaragua, and Honduras. However, the Company determined that the pricing for purchasing systems in bulk from ACER could not compete with large retailers such as Circuit City and Amazon.com. While these outlets are not in Central America, residents of those countries import electronics on their own using services with mail forwarding from Miami. Recently, IOTI changed its focus to dual-SIM cellular phones. IOTI began negotiating agreements with several wireless telephone manufacturers in China and Hong Kong that manufacturer the devices. IOTI is in the product testing stage to assure that only quality products are purchased. If the phones being tested pass the tests, the Company will begin importing these telephones into Central America. The dual-SIM phones are extremely popular in Central America because most clients use a prepaid SIM. The prepaid plans provide low cost calling, but only to other phones on the same network. Therefore, residents of Central America usually carry two cellular phones, each being on a separate provider. Having a dual SIM phone alleviates the need for two phones. IOTI will require capital to successfully move forward with the project. Therefore, its primary goal for the beginning of 2011 is to prepare the necessary documents for filing with the Securities and Exchange Commission to raise capital.

5. Italian Oven Financial Inc. ("IOF"). IOF is a Pennsylvania corporation formed in January 2009. IOF's purpose and plan is to offer financial services as a white label affiliate for unique products that can be provided with fair pricing. Presently, IOF is exploring a potential partnership to provide a binary options trading platform to the public. However, if an agreement is consummated with a partner, IOF will be in need of capital and will have to file appropriate filings with the Securities and Exchange Commission to raise capital.

6. Richwood Eco Ventures, Inc. ("REVI"). REVI is a Pennsylvania corporation formed in 2009. REVI operated a venture whereby it had Richwood Corporation in Nicaragua process wood for it which was then sold to enterprises in Europe and the United States. REVI filled two orders for wood from a company in Andorra and caused the timber to be delivered; however, it has since been impaired from operating because of several factors. The first material event was that its consulting director fell ill and was unable to continue in his capacity. This left REVI with no experienced officer in the field. Concurrently, creditors of Rich Forest Management took over the Richwood factory as they claimed to hold a mortgage thereon. While REVI, through its affiliates, owned approximately $100,000 in equipment assets, those assets were inside the factory. REVI's affiliates are presently going through both criminal and civil legal channels to reacquire possession of its wood processing equipment. Once REVI obtains the equipment, it will either partner with another wood processing plant or it will open its own plant. In either case, REVI will need capital and will file an appropriate registration statement with the Securities and Exchange Commission so that it can raise money.

 7. Telecom Tools Inc. ("TTI"). TTI is a Pennsylvania corporation formed in July 2009. TTI filed a patent for a modification to a popular telecommunications punch-down tool. Punch-down tools are routinely used when installing wiring for communications systems and in telephone rooms. The #66 punch-down blade frequently causes accidental shorting when installers brush the tool against adjacent connections. This causes digital stations to crash, lockup, or trip circuit protection, resulting in dropped calls and upset clients. Worse, such accidental contact sometimes causes permanent damage to equipment. TTI's patent provides a coating to the tool that will minimize the chances of shorting. The modification will only cost manufacturers a small amount of money per tool to add the protection to it. TTI will collect royalties on its patent-pending process. TTI intends to file a registration statement with the Securities and Exchange Commission during the first quarter of 2011. The registration statement will allow TTI to seek investment capital for the marketing of its tool modification.

8. Industrial Supply Company LLC ("ISC"). ISC is a Florida limited liability company formed in April 2008. ACDU owns 25% of ISC. ISC operates as a construction consulting and lobbying organization. It does not intend to file a registration statement or seek capital from investors. It will work closely with ACDU to develop its consulting enterprises and may help construction companies obtain financing or obtain modifications to local, state, and federal laws through its lobbying programs.

9. Envirocare Corp. ("ECC"). ECC was formed in 2009 by ACDU as an entity that would sell products such as environmentally friendly cement. The formation of ECC occurred before the Calichi Sino alliance was created. ACDU will not move forward with using ECC as a vehicle to sell this type of product because it will focus primarily on the CSI alliance. Since determining that it could not continue with the proposed joint venture with Blue World Crete (formerly known as Green World Crete) because it determined that officers of B/GWC had convictions in a Medicare fraud scheme. Because of the abandonment of the project, ECC remained dormant. However, ECC will continue to search for ventures that will not compete with CSI and that are environmentally friendly. If it locates an opportunity, it would need to file a registration statement with the Securities and Exchange Commission to gain the capital it needs.

ITEM 3.  Quantitive Disclosures About Market Risk

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

ITEM 4.  Controls and Procedures

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

On September 9, 2009, we issued a Form 8-K that, in accordance with our resolution to retire two sets of common stock, 1,892,100 shares in the company's treasury and 500,000,000 shares belonging to My Pleasure Limited, announcing that the first set of shares were retired by the transfer agent.  The Company expects the 500,000,000 common shares to be retired within one week.  Once the shares are retired, the Company will reduce its authorized shares to 450,000,000.

On Septmeber 3, 2009, we filed a Form 8-K which explained that on August 27, 2009, acquired 25% of two Costa Rican corporations, 3-101-532180, S.A. d/b/a Marilyn Boutique, and Soluciones Faciles, S.A.  Marilyn Boutique is a speciality clothing store that needed assistance moving to the popular San Pedro Mall in San Jose, Costa Rica.  Soluciones Faciles, S.A. is a microloan provider in San Jose, Costa Rica.

On August 25, 2009, we lodged a Form 8-K that stated we would change our name from the Italian Oven to Accredited Business Consolidators Corp.  and that we would reduce its authorized number of shares to 450,000,000.  We explained that many shareholders have contacted the Company to inquire about how the name change would affect their securities.  The name change will result in a new symbol being issued to the Company, however, it will not otherwise affect the the ability of shareholders to trade the stock.  All shareholders having their shares with a stock broker will receive 1 share of Accredited Business Consolidators Inc. for every Italian Oven Inc. share.   Additionally, some shareholders have inquired as to whether the share issuance moratorium would affect their ability to trade or transfer their shares.  The moratorium does not affect the free trading stock issued and outstanding.  All of the shares on the open market originated before 1997 and will not be altered in any way by the moratorium.  The moratorium simply prevents the Company or its management from pledging or issuing any additional common stock.  Those who have shares, or who buy free trading shares on the market, will continue to have the ability to trade their stock.  The Company does not participate in these transactions and does not receive funding as a result of the trading of its common stock.  If the Company needs to raise capital by selling stock, it would file a registration statement with the Securities and Exchange Commission.  It has not, and does not anticipate, filing any such statement this year.

On August 24, 2009, we submitted a Form 8-K explaining that we, through our subsidiary Italian Oven International, controls Richwood Eco Ventures, Inc.  The vehicle was created to assist Nicaraguan Rich Corporacion market its wood internationally and to hold the Company's investments into the Nicaraguan firm and its related entities.  We learned of a non-descript vague offer made directly to the Nicaraguan entity to purchase its common shares.  While a cash purchase by a third party would benefit both the Nicaraguan entity and the Company, and the intention to market the Nicaraguan wood should not be impaired, we maintain reservations about the prospects of an actual cash proposal.  Shareholders should review our 2009 annual report for additional information about this situation.

On August 14, 2009, we issued a Form 8-K stating that we announced that Richwood Eco Ventures, Inc., entered into a letter of intent to acquire the capital stock of Rich Corporacion S.A., and to become its agent for the sale of its rare timbers.  More information about  Rich Corporacion may be found at www.richwood.com.ni .  This transaction will not result in any dilution of the Company's common stock as there is a share issuance moratorium in place until January 15, 2010.

On August 11, 2009, we announced via Form 8-K that  we, through our affiliate Italian Oven Technologies, Inc., received approval from Acer Group to become an Acer Channel Partner enabling the Company to distribute Acer Products.  Acer's PC-centric product offering includes mobile and desktop PCs, servers and storage, LCD monitors and high-definition TVs, projectors, and handheld/navigational devices. Sub-brands include the consumer-focused Aspire series, and commercial sector TravelMate, Veriton, and Altos series.  Italian Oven Technologies, Inc., through Italian Oven International, Inc., plans to distribute Acer Products in Central and South America.

On August 7, 2009, we filed a Form 8-K announcing that our affiliated company Italian Oven Travel & Entertainment Corp. entered into a material definitive agreement with Travel Impressions, Ltd., a subsidiary of American Express, to provide travel related offerings on internet domains.

On July 27, 2009, we lodged a Form 8-K announcing the formation of Envirocare Corporation. Envirocare Corporation is exploring opportunities in the field of environmentally friendly building supplies. The Company cautions investors that at this time Envirocare Corporation has not finalized any business activity.

On July 22, 2009, we submitted a Form 8-K explaining that we formed an affiliated company, Richwood Eco Ventures, Inc.

On July 9, 2009, we announced through a Form 8-K that the Pennsylvania Secretary of State accepted filings for two corporations it filed.  First, the Bankruptcy Claims Fund, Inc., which the company previously announced to hold bankruptcy debt such as the $8,000,000.00 in face-value claims related to the Lehman Brothers Holdings, Inc., bankruptcy, was created.  ACDU's intellectual property wholly owned subsidiary owns 90% of the Bankruptcy Claims Fund, Inc., while its lenders received the remaining stock in lieu of interest.       In addition, the company created Telecom Tools, Inc.  The company will own 45% of Telecom Tools, Inc.  The engineering firm that jointly created the tool will own 45% of the stock and the company's lenders will receive 10% of the stock in lieu of interest.  The corporation will hold a potential patent on a modification to a common tool and has been created for the purpose of filing and marketing the patent.  Once the patent application is filed, ACDU will release copies to the public and begin preliminary marketing.

ACCREDITED BUSINESS CONSOLIDATORS CORP.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Accredited Business Consolidators Corp.

Date: May 26, 2011	/s/ Joanna Chmielewska
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

Date: May 26, 2011	/s/ Joanna Chmielewska
Joanna Chmielewska
President and Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. § 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q of Accredited Business Consolidators Corp.(the “Company”) for the quarter ended September 30, 2009, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned President, and sole officer of the Company, certifies, to the best of her knowledge, information, and belief of the signatory, pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:

(1) The Report complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Joanna Chmielewska
President and Chief Financial Officer
Date: May 26, 2011