Form 10-Q
period 2010-03-31
ACCREDITED BUSINESS CONSOLIDATORS CORP.
filed 2011-05-26
CIK 933425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) or the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes    X    No   ( )

Indicate by check mark whether the registrant is, a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	¨	Accelerated filer	¨
Non-accelerated filer	¨	Smaller reporting company	x
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

 Yes    ( )    No    (X)

Transitional Small Business Disclosure Format (Check one): Yes oNox

The aggregate market value of the common stock held by all persons using the price of $.002, which is the price at the close on March 31, 2011, is $872,799. As of March 31, 2011, there are 436,399,566 common shares outstanding with a par value of .0001. There are 500,000,000 preferred shares outstanding which share the same voting rights as the common stock except that their voting power will never be less than 51%.  Therefore, the common stock represent slightly less than half of the Company's control.

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

PART I - FINANCIAL INFORMATION

ITEM 1.Financial Statements

ACCREDITED BUSINESS CONSOLIDATORS CORP.

BALANCE SHEET

March 31, 2011 3Q

Expressed in Dollars

ASSETS

Current assets :

Cash and Bank Account		$8,618.29
Banks	8,618.29
Temporary Investments(stocks)		$90,029.89
Industrial Supply Co LLC	2,500.00
Hiland Terrace Corp	4,200.00
3-101-53218 S.A	2,000.00
Southeast Banking Corp	7,763.40
Soluciones Faciles S.A	5,000.00
Accredited Business Consolidators Corp.	5,560.77
AVRO- Averion Interational Corp	1,601.00
HDHL- Hudson Holding Corp	22,325.00
IAHL- IAHL Corporation	38,879.72
JMON- James Monroe Capital Corp.	200.00
Accounts Receivable		$48,847.78
Industrial Supply Co LLC	2,737.59
Richwood Eco Ventures Inc.	35,612.50
Telecoms Tools Inc.	2,112.00
Accredited Suppliers Corp.	2,713.95
Domain Management Inc.	1,938.90
Identifier Inc.	83.09
Italian Oven Financial Inc	137.50
Italian Oven Travel & Entretainment Corp.	137.50
Italian Oven International	137.50
Italian Oven Intellectual Property Corp.	137.50
Italian Oven Tecnologies Inc.	137.50
Accredited Hospitality Group, Inc	137.50
Accredited Consolidator Europe PLC	1,784.75
Calichi Sino	1,040.00
TOTAL ASSETS:		$147,495.96

LIABILITIES

Current liabilities:

Loans from shareholders		$191,676.00
My Pleasure Ltd.	191,676.00
Interest of loans from shareholders		$35,870.20
My Pleasure Ltd.	35,870.20
TOTAL LIABILITIES:		$227,546.20

CAPITAL
Stockholders' equity

Accumulated Deficit		$-230,050.24
Preferred stock, $.0001 par value, 500,000,000 shares authorized		$50,000.00
no shares issued or outstanding
Common Stock, $0.0001 par value, 450,000 ,000 shares authorized, 436,399,566 shares issued and outstanding		$43,640.00

Adjustments to Shareholder's equity(deficit caused by par value previously shares issued)		$-43,640.00
Additional paid-in Capital		$100,000.00
TOTAL CAPITAL:		-$80,050.24

LIABILITIES AND STOCKHOLDER EQUITY		$147,495.96

The accompanying notes are an integral part of the financial statements.

________________________________________________________________________________________________________________________________

ACCREDITED BUSINESS CONSOLIDATORS CORP.

STATEMENT OF OPERATIONS
March 31, 20113Q

Expressed in Dollars

	Quarter
	Ended
	March 31,
	2011
REVENUE		$133.28
Commissions	23.26
Dividends	0.02
Interest on loans	110.00
TOTAL INCOME		$133.28

EXPENDITURE

General and administrative		1,271.86

Office rent	305.53
Subscriptions	92.70
Internet services	66.05
Communications	106.00
Business administrative expense	300.03
Bank fees	263.85
Travels Services	137.70
Profit (or loss) before income taxes		-1,138.58
Provision for income taxes		0
Profit (or loss)		$-1,138.58

The accompanying notes are an integral part of the financial statements.

_____________________________________________________________________________________________

ACCREDITED BUSINESS CONSOLIDATORS CORP.
CASH FLOW STATEMENT

At March 31, 2011

Expressed in Dollars

Quarter
Ended
March 31,
2011
Cash flows from operating activities:

Net Loss	$-1,138.58

Adjustments to reconcile net loss to net cash used
Note payable issued in exchange for services	-
Net loans on subsidiary	-1,210.00
Interest payable
Account payable	-
Net cash used in operating activities	-2,348.58
Cash flows from investing activities:
Stock/Interest on Companies adquiered
Cash flows from financing activities:	-
Suppliers loans
Issuance of preferred stock for cash	-
Brokerage net Invest
Advances from stockholders	-
Net cash provided by financing activities	-
Net change in cash	-

Cash at the beginning of period	10,966.87
Cash at the end of period	$8,618.29

The accompanying notes are an integral part of the financial statements.

_______________________________________________________________________

ACCREDITED BUSINESS CONSOLIDATORS CORP.
STATEMENTS OF STOCKHOLDER'S EQUITY

Detail	Capital on Shares	Capital Stock	Paid-In Capital	Retained Earning	Acumulated Deficit	Total

Balance as March 2011			$150,000.00		$(228,911.66)	$(78,911.66)
Preferred Shares 500,000,000 authorized at $0.0001	500,000,000	0.0001	$50,000.00
Common Shares 450,000,000 authorized at .0001	436,399,566	0.0001	$43,640.00
Comprehensive Income:
Net Income 1st Quarter 2011						(1,138.58)
Less par value of treasury shares
Additional Paid-in Capital			$ 100,000.00
Adjustments to Shareholder's equity			$(43,640.00)
Balance as March 2011	936,399,566		$150,000.00		$(228,911.66)	$(80,050.24)

Detail	Capital on Shares	Capital Stock	Paid-In Capital	Retained Earning	Acumulated Deficit	Total

Balance as December 2010			150,000.00		$(176,694.69)	$(26,694.69)
Preferred Shares 500,000,000 authorized at $0.0001	500,000,000	0.0001	$ 50,000.00
Common Shares 450,000,000 authorized at .0001	436,399,566	0.0001	$ 43,640.00
Comprehensive Income:
Net Income 2010						$(51,636.97)
Less par value of treasury shares
Additional Paid-in Capital			$ 100,000.00
Adjustments to Shareholder's equity			$ (43,640.00)
Balance as December 2010	936,399,566		150,000.00		$(176,694.69)	$(78,331.66)

ACCREDITED BUSINESS CONSOLIDATORS CORP.

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

During 2009 through the present, the Company primarily operated as a holding company owning a majority stake in the Company's subsidiaries.

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

5. Accredited RAC Company ("ARAC"). ARAC is a Pennsylvania corporation formed in July 2010. ARAC's business plan is to offer car rentals in Central America. ARAC, while it maintains financing in place to purchase vehicles for rent in Nicaragua, has chosen to continue its evaluation of the market before beginning operations. Specifically, prior to moving forward with the vehicle purchase, the Company needs to be assured that it will be able to make payments during the initial stages of operations. Therefore, ARAC's present activities include creating a financing statement to raise capital by becoming a public entity so that investment capital is available while it positions itself. ARAC believes that, in 2011, it will have the documents prepared and ready for submission to the Securities and Exchange Commission.

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

7. Italian Oven Travel & Entertainment Corp. ("IOTE"). IOTE is a Pennsylvania corporation formed in January 2009. The purpose of IOTE is to offer travel and entertainment related websites. IOTE presently has numerous contracts in place to sell travel offerings such as cruises, hotels, car rentals, and tour packages throughout the world. While agreements to offer travel services are in place, IOTE will need raise capital to obtain the money to prepare the websites and booking engines necessary to be successful. Therefore, IOTE's goal for 2011 is to file the necessary documents with the Securities and Exchange Commssion to legally perform a capital raise.

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

12. Telecom Tools Inc. ("TTI"). TTI is a Pennsylvania corporation formed in July 2009. TTI filed a patent for a modification to a popular telecommunications punch-down tool. Punch-down tools are routinely used when installing wiring for communications systems and in telephone rooms. The #66 punch-down blade frequently causes accidental shorting when installers brush the tool against adjacent connections. This causes digital stations to crash, lockup, or trip circuit protection, resulting in dropped calls and upset clients. Worse, such accidental contact sometimes causes permanent damage to equipment. TTI's patent provides a coating to the tool that will minimize the chances of shorting. The modificiation will only cost manufacturers a small amount of money per tool to add the protection to it. TTI will collect royalties on its patent-pending process. TTI intends to file a registration statement with the Securities and Exchange Commission as soon as practicable. The registration statement will allow TTI to seek investment capital for the marketing of its tool modification.

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

ITEM 3.  Quantitive and Qualitive Disclosures About Market Risk

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

ITEM 4.  Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, management carried out an evaluation, with the participation of the Company’s Principal Executive Officer and Financial Officer, of the effectiveness of the Company's disclosure controls and procedures, as of March 31, 2011. Based on the evaluation as of March 31, 2011, the Principal Executive Officer and Financial Officer of the Company have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e)and 15d-15(e) under the Exchange Act) were not effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in rules and forms of the SEC. Specifically, management determined that information was not routinely entered into a format to provide prompt disclosure resulting in late reporting. Management has began a procedure to implement a plan to enable prompt reporting of information on a timely basis. Management believes that the plan can be implemented so that reporting can be on time for the remainder of 2011.  We do note that certain improvements have been made and we are presently making our filings within the 14 day extension period.

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

ITEM 1.  Legal Proceedings

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

On February 15, 2011, we issued a Form 8-K wherein we explained that we replaced its share issuance moratorium with a permanent shareholder rights bylaw.  Pursuant to the bylaw, the present authorized number of common shares, i.e., 450,000,000, will remain that maximum number of shares.  No change to the authorized number of common shares can take place unless the Company provides public notice by press release and Securities and Exchange Commission filing at least sixty (60) days before the change.  The release shall explain:  (a)  When the authorized number of shares will increase; (b) The reason the additional shares will be issued; and (c) an explanation as to how the issuance of additional shares will ultimately increase shareholder value.  Finally, if the shares are ever increased beyond the 450,000,000 presently authorized, the increase in the authorized shall be to the exact amount of the proposed issuance of shares. While this new bylaw caps share issuances without sixty (60) days notice to the shareholders, it does provide about 13,600,000 shares that that Company could possibly issue without raising the authorized.  Presently, the Company has no intention or need to issue those shares.  If the shares are ultimately issued, the Company would issue an SEC filing stating the reasons for that issuance. The present share structure of the Company for common shares is:   436,399,566 issued and outstanding which includes 70,546,600 restricted shares and 365,852,966 free trading shares.   Of the 365,852,966 free trading shares, 328,837,743 are in the name of CEDE & Co. and the remaining are in certificate form on file with the transfer agent. The Company has received several inquiries from shareholders as to the status of the moratorium along with suggestions that the Company issued free trading shares into the open market.  The Company has not authorized any new free trading shares, did not sell any free trading shares to any accredited investor, and has not issued an offering allowing for the purchase of free trading shares.  All present common shares that are issued and outstanding are over ten years old and originated with the Company's prior offerings.

On February 23, 2011, we explained that on February 10, 2011, the Securities and Exchange Commission sent us a letter advising the Company that we failed to comply with certain reporting responsibilities required by the Securities Exchange Act of 1934.  The letter directed AccreditedBiz to file its delinquent reports within fifteen (15) days of the date of the letter.  The letter stated that, in the event AccreditedBiz fails to file its delinquent reports, the Securities and Exchange Commission may choose to initiate proceedings to revoke the Company's registration and/or issue a trading suspension for the stock.   AccreditedBiz did not receive the letter until several days after it was sent.  Once the office in Doylestown, Pennsylvania, received the communication, it forwarded the letter to management.  On February 23, 2011, AccreditedBiz sent a communication to the Securities and Exchange Commission advising that it was impossible to comply with the fifteen day deadline.  AccreditedBiz asked the Securities and Exchange Commission to grant an extension of time until April 14, 2011, to have the delinquent reports filed.    AccreditedBiz advised the Securities and Exchange Commission that it recognized its responsibility to file its reports.  The Company explained that it filed audited annual reports for the periods of 1997 through 2007.  In addition, AccreditedBiz notified the SEC that its most recent quarterly report was filed and that the report provided shareholders with an understanding of the Company's financial position and its business plan.   AccreditedBiz has no intention of entering into any stipulation with the Securities and Exchange Commission that would consent to a revocation of the Company's registration.  Since the time of the letter, we filed all delinquent audited annual reports.  There are a several quarterly reports we still need to file and will do so shortly.

On March 12, 2011, we advised on a form 8-K that AccreditedBiz received contact from the Securities and Exchange Commission staff attorney working on the case.  The staff attorney advised that the SEC informally granted the request for an extension and marked their database with the proposed dates.  The informal action does not constitute a no-action determination by the SEC and they may, in their discretion, take any action if they deem it appropriate.   As stated above, since the time of this disclosure, we have filed all past due audited annual reports.

ACCREDITED BUSINESS CONSOLIDATORS CORP.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Accredited Business Consolidators Corp.

Date: May 23, 2011	/s/ Joanna Chmielewska
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

Date: May 23, 2011	/s/ Joanna Chmielewska
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
Date: May 23, 2011