Form 10-Q
period 2009-03-31
ACCREDITED BUSINESS CONSOLIDATORS CORP.
filed 2011-05-31
CIK 933425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009.

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

 Yes    ( )    No    (X)

Transitional Small Business Disclosure Format (Check one): Yes o No x

The aggregate market value of the common stock held by all persons using the price of $.05, which is the price at the close on March 31, 2009, is $468,199.80. As of March 31, 2009, there are 9,363,996 common shares, including treasury shares, outstanding with a par value of .01. 5,000,000 common shares are owned by My Pleasure Ltd.  The Company notes that subsequent to the time of this report, the 5,000,000 common shares were converted to preferred shares..

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

PART I - FINANCIAL INFORMATION

ACCREDITED BUSINESS CONSOLIDATORS CORP.
BALANCE SHEET
March 31, 2009

Expressed in Dollars

ASSETS

Current assets :

Cash and Bank Account		$ 637.55
Bank	637.55
Accounts Receivable		$ 687.50
Italian Oven Financial Inc	137.50
Italian Oven Travel & Entertainment Corp.	137.50
Italian Oven International	137.50
Italian Oven Intellectual Property Corp.	137.50
Italian Oven Tecnologies Inc.	137.50
TOTAL ASSETS:		1,325.05

LIABILITIES

Current liabilities:

Loans from shareholders		$ 2,225.00
My Pleasure Ltd.	2,225.00
Interest due on loans from shareholders		$ 222.50
My Pleasure Ltd.	222.50
TOTAL LIABILITIES:		2,447.50

CAPITAL
Stockholders' equity

Accumulated Deficit		$ -151,122.45
Common Stock, $0.01 par value, 20,000,000 shares authorized, 9,363,996 shares issued and outstanding with treasury share deduction		$ 93,640.00
Adjustments to Shareholder's equity (deficit caused by par value previously shares issued)		$ -43,640.00
Additional paid-in Capital		$ 100,000.00
TOTAL CAPITAL:		- 1,122.45

LIABILITIES AND STOCKHOLDER EQUITY		1,325.05

The accompanying notes are an integral part of the financial statements.

ACCREDITED BUSINESS CONSOLIDATORS CORP.

STATEMENT OF OPERATIONS
March 31, 2009

Expressed in Dollars

	Quarter
	Ended
	March 31,
	2009
REVENUE		$ 62.50
Earned Interest on Loans	62.50
TOTAL INCOME		$ 62.50

EXPENDITURE

General and administrative		1,024.95

Executive compensation	100.00
Stock transfer agent fees	324.56
Office rent	175.01
Suscriptions	304.00
Internet services	58.88
Interest on loans	62.50
Profit (or loss) before income taxes		- 962.45
Provision for income taxes		0
Profit (or loss)	$	- 962.45

The accompanying notes are an integral part of the financial statements.

ACCREDITED BUSINESS CONSOLIDATORS CORP.
CASH FLOW STATEMENT

At March 31, 2009

Expressed in Dollars

Quarter
Ended
March 31,
2009
Cash flows from operating activities:

Net Loss	$ - 962.45

Adjustments to reconcile net loss to net cash used
Note payable issued in exchange for services	-
Common stock issued for services	-
Interest payable
Account payable	-
Net cash used in operating activities	- 962.45
Cash flows from investing activities:
Net fixed asset acquisition
Cash flows from financing activities:
Suppliers loans
Issuance of preferred stock for cash	-
common stock paid in cash	-
Advances from stockholders	-
Net cash provided by financing activities	-
Net change in cash	-

Cash at the beginning of period	1,600.00
Cash at the end of period	$637.55

The accompanying notes are an integral part of the financial statements.

ACCREDITED BUSINESS CONSOLIDATORS CORP.

ACCREDITED BUSINESS CONSOLIDATORS CORP.
ACCOMPANYING NOTES

At March 31, 2009

Note 1: Summary of accounting policies
1.1	Organization and business
Accredited Business Consolidators Corp. (the "Company" or "accredited") was organized in 1990 under the name Fornello USA, Inc. Accredited finally changed its name to The Italian Oven, Inc., to reflect the operation of various Italian restaurants. However, in October 1996, the company had no funds to sustain itself, and filed for protection under Chapter 11 of Federal Bankruptcy Code, presented a plan with the Bankruptcy Court, which is stripped of all assets, including intellectual property, the plan provided no payment to shareholders, but did not cancel or terminate the common shares of the company. The Bankruptcy Court of the United States for the Western District of Pennsylvania approved the bankruptcy plan and on 17 July 1998, the company emerged from bankruptcy
After the company emerged from bankruptcy, and until 31 December 2007, the company did not conduct any business. It had no operations or assets. Instead, it simply remained dormant while the administration sought an opportunity for its shareholders. The Company has no restaurants and is not affiliated with the restaurants that bear its name
During this 1st Quarter of 2009, the Company engaged in forming and participating in various ventures. The Company also made investments into several companies and provided loans to start-up organizations that are affiliated with the Company
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
All of the Company's funding originated with My Pleasure Ltd., of the United Kingdom. My Pleasure Ltd. is also the majority shareholder of the Company. As a result, favorable terms may exist with respect to business transactions involving My Pleasure. Additionally, the Company made loans to affiliated enterprises that it helped create. Every loan the Company made is considered a related party transaction

Note 3: Commitments and contingencies
At 31 March 2009, the Company is not subject to contingencies or commitments or obligations under lease commitments

Note 4: Going concern
At 31 March 2009, the Company has little working capital. As such, the accompanying financial statements have been prepared assuming the Company will continue as a going concern. The company does not have sufficient working capital for its planned activities, which raises substantial doubt about its ability to continue as a going concern. The continuation of the company as a going concern depends on obtaining additional working capital

Note 5: Commitments and contingencies
At 31 March 2009, the Company has little working capital. As such, the accompanying financial statements have been prepared assuming the Company will continue as a going concern. The company does not have sufficient working capital for its planned activities, which raises substantial doubt about its ability to continue as a going concern. The continuation of the company as a going concern depends on obtaining additional working capital

Note 6:
The amount of the bank account includes the following Bank account:
38300640-8569		$ 587.55
38300640-8572		50.00
$ 637.55

Note 7:
The Current Liabilities consist of loans made by My Pleasure Ltd. to the Company.
The Current Interest Payable contains the accrued Interest of loans from 2008

Note 8:
In 2008, the Company issued 5,000,000 shares to My Pleasure Ltd. for $.03 per share. This resulted in the new shares being listed with the previously issued and outstanding common stock.

Note 9:
The additional paid in capital of $100,000 is based on the remaining $.02 per share

Note 10:
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

4. Italian Oven Technologies Inc. ("IOTI"). IOTI is a Pennsylvania corporation formed in February 2009 to engage in the business of distributing electronic devices to Central America. Initially, the Company teamed up with ACER Computers as an authorized partner and prepared to import computers into Costa Rica, Nicaragua, and Honduras. However, the Company determined that the pricing for purchasing systems in bulk from ACER could not compete with large retailers such as Circuit City and Amazon.com. While these outlets are not in Central America, residents of those countries import electronics on their own using services with mail forwarding from Miami. Recently, IOTI changed its focus to dual-SIM cellular phones. IOTI began negotiating agreements with several wireless telephone manufacturers in China and Hong Kong that manufacturer the devices. IOTI is in the product testing stage to assure that only quality products are purchased. If the phones being tested pass the tests, the Company will begin importing these telephones into Central America. The dual-SIM phones are extremely popular in Central America because most clients use a prepaid SIM. The prepaid plans provide low cost calling, but only to other phones on the same network. Therefore, residents of Central America usually carry two cellular phones, each being on a separate provider. Having a dual SIM phone alleviates the need for two phones. IOTI will require capital to successfully move forward with the project. Therefore, its primary goal for the beginning of 2011 is to prepare the necessary documents for filing with the Securities and Exchange Commission to raise capital.

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

ITEM 4.  Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, management carried out an evaluation, with the participation of the Company’s Principal Executive Officer and Financial Officer, of the effectiveness of the Company's disclosure controls and procedures, as of March 30, 2009. Based on the evaluation as of March 30, 2009, the Principal Executive Officer and Financial Officer of the Company have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e)and 15d-15(e) under the Exchange Act) were not effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in rules and forms of the SEC. Specifically, management determined that information was not routinely entered into a format to provide prompt disclosure resulting in late reporting. Management has began a procedure to implement a plan to enable prompt reporting of information on a timely basis. Management believes that the plan can be implemented so that reporting can be on time during 2011.

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

On March 26, 2009, we announced a delay in our 100 for 1 share modification and change in symbol.  This was because regulatory bodies needed the Pennsylvania Secretary of State to update certain information on its website.  This matter was subsequently resolved.

On January 27, 2009, we advised that we submitted the paperwork to modify our share structure and obtain a new symbol.

On January 14, 2009, we disclosed that we formed a banking relationship with Bank of America and that we obtained a $1,600.00 loan to fund the bank accounts.

ACCREDITED BUSINESS CONSOLIDATORS CORP.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Accredited Business Consolidators Corp.

Date: May 30, 2011	/s/ Joanna Chmielewska
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

CERTIFICATION PURSUANT TO

18 U.S.C. § 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q of Accredited Business Consolidators Corp. (the “Company”) for the quarter ended March 31, 2009, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned President, and sole officer of the Company, certifies, to the best of her knowledge, information, and belief of the signatory, pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:

(1) The Report complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Joanna Chmielewska
President and Chief Financial Officer
Date: May 30, 2011