Form 10-Q
period 2009-06-30
ACCREDITED BUSINESS CONSOLIDATORS CORP.
filed 2011-05-31
CIK 933425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009.

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

The aggregate market value of the common stock held by all persons using the price of $.002, which is the price at the close on June 30, 2009, is $1,872,799.20. As of June 30, 2009, there are 936,399,600 common shares outstanding with a par value of .0001. 500,000,000 common shares are owned by My Pleasure Ltd.  The Company notes that subsequent to the time of this report, the 500,000,000 common shares were converted to preferred shares..

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

PART I - FINANCIAL INFORMATION

I

ACCREDITED BUSINESS CONSOLIDATORS CORP.

STATEMENT OF OPERATIONS
June 30, 2009

Expressed in Dollars

	Quarter
	Ended
	June 30,
	2009
REVENUE		$ -
Earned Interest on Loans	-
TOTAL INCOME		$ -

EXPENDITURE

General and administrative		505.98

Executive compensation	100.00
Office rent	275.25
Internet services	50.83
Bank fees	79.90
Profit (or loss) before income taxes		- 505.98
Provision for income taxes		0
Profit (or loss)	$	- 505.98

The accompanying notes are an integral part of the financial statements.

ACCREDITED BUSINESS CONSOLIDATORS CORP.

ACCREDITED BUSINESS CONSOLIDATORS CORP.
ACCOMPANYING NOTES

At June 30, 2009

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
All of the Company's funding originated with My Pleasure Ltd., of the United Kingdom. My Pleasure Ltd. is also the majority shareholder of the Company. As a result, favorable terms may exist with respect to business transactions involving My Pleasure. Additionally, the Company made loans to affiliated enterprises that it helped create. Every loan the Company made is considered a related party transaction

Note 3: Commitments and contingencies
At 30 Jun 2009, the Company is not subject to contingencies or commitments or obligations under lease commitments.

Note 4: Going concern
At 30 Jun 2009, the Company has little working capital. As such, the accompanying financial statements have been prepared assuming the Company will continue as a going concern. The company does not have sufficient working capital for its planned activities, which raises substantial doubt about its ability to continue as a going concern. The continuation of the company as a going concern depends on obtaining additional working capital

Note 5: Commitments and contingencies
At 30 Jun 2009, the Company has little working capital. As such, the accompanying financial statements have been prepared assuming the Company will continue as a going concern. The company does not have sufficient working capital for its planned activities, which raises substantial doubt about its ability to continue as a going concern. The continuation of the company as a going concern depends on obtaining additional working capital

Note 6:
The amount of the bank account includes the following Bank account:
38300640-8569		$ 141.47
38300640-8572		$ (9.90)
$ 131.57

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

On May 22, 2009, we announced that our trading symbol changed to IOVE (formerly IOVN and the 100 for 1 share modification was completed.  We advised shareholders holding physical stock certificates may, but do not need to, turn their shares into the stock transfer agent for exchange.  There is no deadline to do this and it is an individual decision as to whether to obtain a new certificate at this time.  Shareholders may exchange certificates by sending the old certificate, a letter requesting a new certificate, and a check for $20.00 made payable to:  Action Stock Transfer, Inc.  7069 South Highland Drive, Suite 300, Salt Lake City, UT  84121.

On May 15, 2009, we advised of the status of our share modification and symbol change.  The company has been informed by the NASDAQ OMX Group, Inc.'s MDI Corporate Actions department for over the counter securities that the change will be effective May 22, 2009.  The company will be assigned a new trading symbol for the start of the business day on May 22, 2009.  The company previously discussed an "ex date" in its releases.  To be clear, in the company's resolutions, a date of May 15, 2009, was set as the "record date."  As this is a split, most likely anyone holding cleared shares on May 21, 2009, should receive the 100 shares with the new symbol.  However, in an abundance of caution, the company warned, and continues to warn shareholders, that trading between May 18-21, 2009 should be done at their own risk to avoid any potential confusion or discrepancy regarding the record date of the issuance.

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

CERTIFICATION PURSUANT TO

18 U.S.C. § 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q of Accredited Business Consolidators Corp.(the “Company”) for the quarter ended June 30, 2009, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned President, and sole officer of the Company, certifies, to the best of her knowledge, information, and belief of the signatory, pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:

(1) The Report complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Joanna Chmielewska
President and Chief Financial Officer
Date: May 26, 2011