Form 10-Q
period 2011-06-30
ACCREDITED BUSINESS CONSOLIDATORS CORP.
filed 2011-08-03
CIK 933425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011.

Commission file number 0-27182

ACCREDITED BUSINESS CONSOLIDATORS CORP.

(Exact name of registrant as specified in its charter)

PENNSYLVANIA	25-1624305
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

219 Bow Road, Suite 3
London, United Kingdom E3 2SJ
(Address of principal executive offices, including zip code)

+44 (0) 844-774-1772
+44 (0) 844-774-1609 Facsimile
(Registrant’s telephone number, including area code)

196 WEST ASHLAND STREET

DOYLESTOWN, PA  18901

(Registrant's prior address)

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

The aggregate market value of the common stock held by all persons using the price of $.0017, which is the price at the close on June 30, 2011, is $741,879. As of June 30, 2011, there are 436,399,566 common shares outstanding with a par value of .0001. There are 500,000,000 preferred shares outstanding which share the same voting rights as the common stock except that their voting power will never be less than 51%.  Therefore, the common stock represent slightly less than half of the Company's control.

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

ACCREDITED BUSINESS CONSOLIDATORS CORP.

BALANCE SHEET

June 30, 2011

Expressed in Dollars

ASSETS

Current assets :

Cash and Bank Account		$ 3,466.82
Banks	3,466.82
Temporary Investments(stocks)		$ 90,254.89
Industrial Supply Co LLC	2,500.00
Hiland Terrace Corp	4,200.00
3-101-53218 S.A	2,000.00
Southeast Banking Corp	7,763.40
Soluciones Faciles S.A	5,000.00
Accredited Business Consolidators Corp.	5,560.77
Averion International Corp	1,601.00
Diversified Land Management Group, Inc	225.00
Rodman & Renshaw Cap. Gp, Inc.	22,325.00
IAHL Corporation	38,879.72
James Monroe Capital Corp.	200.00
Accounts Receivable		$ 48,875.28
Industrial Supply Co LLC	2,737.59
Richwood Eco Ventures Inc.	35,612.50
Telecoms Tools Inc.	2,112.00
Accredited Suppliers Corp.	2,713.95
Domain Management Inc.	1,966.40
Identifier Inc.	83.09
Italian Oven Financial Inc	137.50
Italian Oven Travel & Entretainment Corp.	137.50
Italian Oven International	137.50
Italian Oven Intellectual Property Corp.	137.50
Italian Oven Tecnologies Inc.	137.50
Accredited Hospitality Group, Inc	137.50
Accredited Consolidator Europe PLC	1,784.75
Calichi Sino	1,040.00
TOTAL ASSETS:		142,596.99

LIABILITIES

Current liabilities:

Loans from shareholders		$ 191,676.00
My Pleasure Ltd.	191,676.00
Interest of loans from shareholders		$ 35,870.20
My Pleasure Ltd.	35,870.20
TOTAL LIABILITIES:		227,546.20

CAPITAL
Stockholders' equity

Accumulated Deficit		$ -234,949.21
Preferred stock, $.0001 par value, 500,000,000 shares authorized		$ 50,000.00
no shares issued or outstanding
Common Stock, $0.0001 par value, 450,000 ,000 shares authorized, 436,399,566 shares issued and outstanding		$ 43,640.00
Adjustments to Shareholder's equity(deficit caused by par value previously shares issued)		$ -43,640.00
Additional paid-in Capital		$ 100,000.00
TOTAL CAPITAL:		- 84,949.21

LIABILITIES AND STOCKHOLDER EQUITY		142,596.99

The accompanying notes are an integral part of the financial statements.

ACCREDITED BUSINESS CONSOLIDATORS CORP.

STATEMENT OF OPERATIONS
June 30, 2011

Expressed in Dollars

	Quarter
	Ended
	June 30,
	2011
REVENUE		$ 15.84
Commissions	13.31
Dividends	0.03
Interest on loans	2.50
TOTAL INCOME		$ 15.84

EXPENDITURE

General and administrative		4,914.81

Office rent	317.83
Audit fees	2,250.00
Internet services	1,636.07
Business administrative expense	267.96
Bank fees	164.85
Travels Services	278.10
Profit (or loss) before income taxes		- 4,898.97
Provision for income taxes		0
Profit (or loss)	$	- 4,898.97

ACCREDITED BUSINESS CONSOLIDATORS CORP.
CASH FLOW STATEMENT

At June 30, 2011

Expressed in Dollars

Quarter
Ended
June 30,
2011
Cash flows from operating activities:

Net Loss	$ - 4,898.97

Adjustments to reconcile net loss to net cash used
Note payable issued in exchange for services	-
Net loans on subsidiary	- 27.50
Interest payable
Account payable	-
Net cash used in operating activities	- 4,926.47
Cash flows from investing activities:
Stock/Interest on Companies acquired	(225.00)
Cash flows from financing activities:	- 225.00
Suppliers loans
Issuance of preferred stock for cash	-
Brokerage net Invest
Advances from stockholders	-
Net cash provided by financing activities	-
Net change in cash	-

Cash at the beginning of period	8,618.29
Cash at the end of period	$3,466.82

The accompanying notes are an integral part of the financial statements.

ACCREDITED BUSINESS CONSOLIDATORS CORP.
STATEMENT OF STOCKHOLDER'S EQUITY

Detail	Capital on Shares	Capital Stock	Paid-In Capital	Retained Earning	Acumulated Deficit	Total
Balance as June 2011			150,000.00		$(230,050.24)	$(80,050.24)
Preferred Shares 500,000,000 authorized at $0.0001	500,000,000	0.0001	$50,000.00
Common Shares 450,000,000 authorized at ..0001	436,399,566	0.0001	$43,640.00
Comprehensive Income:
Net Income 2nd Quarter 2011						(4,898.97)
Less par value of treasury shares
Additional Paid-in Capital			$100,000.00
Adjustments to Shareholder's equity			$(43,640.00)
Balance as June 2011	936,399,566		150,000.00		$(230,050.24)	$(84,949.21)

Detail	Capital on Shares	Capital Stock	Paid-In Capital	Retained Earning	Acumulated Deficit	Total
Balance as March 2011			150,000.00		$(228,911.66)	$(78,911.66)
Preferred Shares 500,000,000 authorized at $0.0001	500,000,000	0.0001	$50,000.00
Common Shares 450,000,000 authorized at ..0001	436,399,566	0.0001	$43,640.00
Comprehensive Income:
Net Income 1st Quarter 2011						(4,898.97)
Less par value of treasury shares
Additional Paid-in Capital			$100,000.00
Adjustments to Shareholder's equity			$(43,640.00)
Balance as December 2010	936,399,566		150,000.00		$(228,911.66)	$ (83,810.63)

ACCREDITED BUSINESS CONSOLIDATORS CORP.
ACCOMPANYING NOTES

At June 30, 2011

Note 1: Summary of accounting policies

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

Note 2: Related party transactions

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

Note 3: Commitments and contingencies

As of June 30, 2011, the Company is not subject to contingencies or commitments or obligations under lease commitments.

Note 4: Going concern

At June 30, 2011, the Company had insufficient working capital. As such, the accompanying financial statements have been prepared assuming the Company will continue as a going concern. The company does not have sufficient working capital for its planned activities, which raises substantial doubt about its ability to continue as a going concern.  The continuation of the company as a going concern depends on obtaining additional working capital. In addition, the company’s business model is untested and untried.  The Company invests in high risk start-up enterprises.  The Company will rely on receiving additional funding from My Pleasure and other enterprises in order to continue making investments and loans.  This situation makes Accredited a company that is suitable for investment only by for professional investors that understand the inherent risks of  a company that invests in start–up enterprises. Additionally, the Company trades in the Over-the-Counter market, a volatile market for professional investors who understand the risks inherent in trading stocks that lack liquidity.

Note 5:

The Company's cash consists fo

38300640-8569    707.39
38300640-8572    2,259.07
OptionsXpress Brokerage Account    500.36
  Total  $3,466.82

Note 6:
Temporary Investments(Stocks)
Industrial Supply Co LLC  25% Interest in the company   $2,500.00
Hiland Terrace Corp  43,639,950 Common share   $4,200.00
                                 1,000,000 Preferred Share
3-101-53218 S.A  25% outstanding stock   $2,000.00
Southeast Banking Corp  77634 Commom Stocks   $7,763.40
Soluciones Faciles S.A  25% Ownership   $5,000.00
888, 681 common shares   $5,560.77
Averion Interational Corp  233, 200 common shares   $1,601.00
Rodman Renshaw Cap. Gp, Inc  4,150 Common shares   $22,325.00
IAHL Corporation  167, 500 Common Shares   $38,879.72
James Monroe Capital  1, 000,000 Common Share   $200.00
Diversified Land Management Inc.  4,363,996 Common Shares   $225.00
Total:    $90,254.89

Note 7:
On April 14, the 125,000 shares  from Hudson Holding Corp became 4,150 Shares of Rodman Renshaw Cap Gp, Inc. this change maintain the value of acquisition cost.

On May 23, the company bought Diversified Land Management Group, although the shares were paid the certificate has not yet been delivered. It's expect to be delivered in July, 11

Note 8:

The Current Liabilities consist of loans made by My Pleasure Ltd. to the Company.
The Current Interest Payable contains the accrued Interest of loans from 2008, 2009 & 2010

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

Note 12:
On September 29, 2009, the Company cancelled the 1,892,100 shares in the treasury.

Note 13:

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

The Proceeds from the sale of securities comes from the sell of Lehman brother bounds, from the Capital Trust series of K- LEHKQ,  L-LEHLQ, M-LHHMQ  and N-LEHNQ

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

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

3. Accredited Consolidators Europe PLC ("ACE"). ACE was formed in the United Kingdom in November 2009 as a public limited company. ACE was planned to be a holding corporation similar to ABDC, discussed above. However, its focus primarily on projects in Eastern Europe. Company management determined that administering ACE PLC may be too expensive and plans are underway to merge the entity with a different holding corporation, preferably one domiciled in Belize, Bermuda, or another location.  The Company intends to provide an update in this regard as soon as a decision is made.

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

ITEM 4.  Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, management carried out an evaluation, with the participation of the Company’s Principal Executive Officer and Financial Officer, of the effectiveness of the Company's disclosure controls and procedures, as of June 30, 2011. Based on the evaluation as of June 30, 2011, the Principal Executive Officer and Financial Officer of the Company have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e)and 15d-15(e) under the Exchange Act) were not effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in rules and forms of the SEC. Specifically, management determined that information was not routinely entered into a format to provide prompt disclosure resulting in late reporting. Management has began a procedure to implement a plan to enable prompt reporting of information on a timely basis. Management believes that the plan can be implemented so that reporting can be on time for the remainder of 2011.  We do note that certain improvements have been made and we are presently making our filings within the 14 day extension period.

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

Part II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

The Company has no material legal actions pending against it or any of its subsidiaries. The Company, through its affiliates, are engaged in litigation to achieve access to the property belonging to Richwood Eco Ventures Inc. The property consists of wood processing equipment. While the Richwood Eco Ventures matter is not material to the Company to the extent it will affect our business model of assisting other companies, it is material to our subsidiary, Richwood Eco Ventures, Inc. Prevailing in the legal actions would greatly assist in the success of Richwood Eco Ventures. However, there is no certainty in legal proceedings.

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

Reports on Form 8-K

During the second quarter of 2011, we did not issue any reports on Form 8-K.

ACCREDITED BUSINESS CONSOLIDATORS CORP.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Accredited Business Consolidators Corp.

Date: July 23, 2011	/s/ Joanna Chmielewska
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

Date: July 23, 2011	/s/ Joanna Chmielewska
Joanna Chmielewska
President and Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. § 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q of Accredited Business Consolidators Corp.(the “Company”) for the quarter ended June 30, 2011, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned President, and sole officer of the Company, certifies, to the best of her knowledge, information, and belief of the signatory, pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:

(1) The Report complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Joanna Chmielewska
President and Chief Financial Officer
Date: July 23, 2011