Form 10-Q
period 2011-09-30
ACCREDITED BUSINESS CONSOLIDATORS CORP.
filed 2011-11-16
CIK 933425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011.

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

 Yes    ( )    No    (X)

Transitional Small Business Disclosure Format (Check one): Yes ( ) No (x)

The aggregate market value of the common stock held by all persons using the price of $.0021, which is the price at the close on September 30, 2011, is $916,440. As of September 30, 2011, there are 436,399,566 common shares outstanding with a par value of .0001. There are 500,000,000 preferred shares outstanding which share the same voting rights as the common stock except that their voting power will never be less than 51%.  Therefore, the common stock represent slightly less than half of the Company's control.

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

ACCREDITED BUSINESS CONSOLIDATORS CORP.
BALANCE SHEET
September 30, 2011 3Q
(Expressed in Dollars)

ASSETS

Current assets :

Cash and Bank Account	$ 2,540.27
Banks	2,540.27
Temporary Investments(stocks)	$ 90,254.89
Industrial Supply Co LLC	2,500.00
Hiland Terrace Corp	4,200.00
3-101-53218 S.A	2,000.00
Southeast Banking Corp	7,763.40
Soluciones Faciles S.A	5,000.00
Accredited Business Consolidators Corp.	5,560.77
AVRO- Averion Interational Corp	1,601.00
Diversified Land Management Group, Inc	225.00
Rodman & Renshaw Gap. Gp, Inc.	22,325.00
IAHL- IAHL Corporation	38,879.72
JMON- James Monroe Capital Corp.	200.00
Accounts Receivable	$ 48,875.28
Industrial Supply Co LLC	2,737.59
Richwood Eco Ventures Inc.	35,612.50
Telecoms Tools Inc.	2,112.00
Accredited Suppliers Corp.	2,713.95
Domain Management Inc.	1,966.40
Identifier Inc.	83.09
Italian Oven Financial Inc	137.50
Italian Oven Travel & Entretainment Corp.	137.50
Italian Oven International	137.50
Italian Oven Intellectual Property Corp.	137.50
Italian Oven Tecnologies Inc.	137.50
Accredited Hospitality Group, Inc	137.50
Accredited Consolidator Europe PLC	1,784.75
Calichi Sino	1,040.00
TOTAL ASSETS:	141,670.44

LIABILITIES

Current liabilities:

Loans from shareholders	$ 191,676.00
My Pleasure Ltd.	191,676.00
Interest of loans from shareholders	$ 35,870.20
My Pleasure Ltd.	35,870.20
TOTAL LIABILITIES:	227,546.20

CAPITAL
Stockholders' equity

Accumulated Deficit	$-235,875.76
Preferred stock, $.0001 par value, 500,000,000 shares authorized no shares issued or outstanding	$50,000
Common Stock, $0.0001 par value, 450,000 ,000 shares authorized, 436,399,566 shares issued and outstanding	$43,640
Adjustments to Shareholder's equity(deficit caused by par value previously shares issued)	$ -43,640
Additional paid-in Capital	$ 100,000
TOTAL CAPITAL:	- 85,875.76

LIABILITIES AND STOCKHOLDER EQUITY	141,670.44

The accompanying notes are an integral part of the financial statements.

ACCREDITED BUSINESS CONSOLIDATORS CORP.
CASH FLOW STATEMENT

At September 30, 2011

Expressed in Dollars

Quarter Ended
September 30,
2011
Cash flows from operating activities:

Net Loss	- 926.55

Adjustments to reconcile net loss to net cash used
Note payable issued in exchange for services	-
Net loans on subsidiary
Interest payable
Account payable	-
Net cash used in operating activities	- 926.55
Cash flows from investing activities:
Stock/Interest on Companies acquiered
Cash flows from financing activities:	-
Suppliers loans
Issuance of preferred stock for cash	-
Brokerage net Invest
Advances from stockholders	-
Net cash provided by financing activities	-
Net change in cash	-

Cash at the beginning of period	3,466.82
Cash at the end of period	2,540.27

The accompanying notes are an integral part of the financial statements.

ACCREDITED BUSINESS CONSOLIDATORS CORP.

STATEMENT OF OPERATIONS
September 30, 20113Q
Expressed in Dollars

Quarter Ended
September 30,
2011

REVENUE	$ 45.44
Commissions	45.41
Dividends	0.03
TOTAL INCOME	$ 45.44

EXPENDITURE

General and administrative	971.99

Office rent	311.97
Telefhone expenses	199.00
Internet services	63.07
Bank fees	119.85
Travels Services	278.10
Profit (or loss) before income taxes	- 926.55
Provision for income taxes	0
Profit (or loss)	$ - 926.55

The accompanying notes are an integral part of the financial statements.

ACCREDITED BUSINESS CONSOLIDATORS CORP.
STATEMENT OF STOCKHOLDER'S EQUITY

Detail	Capital on Shares	Capital Stock	Paid-In Capital	Retained Earning	Acumulated Deficit	Total

Balance as September 2011			150,000.00		$(234,022.66)	$ (84,022.66)
Preferred Shares 500,000,000 authorized at $0.0001	500,000,000	0.0001	$ 50,000.00
Common Shares 450,000,000 authorized at .0001	436,399,566	0.0001	$ 43,640.00
Comprehensive Income:
Net Income 3th Quarter 2011						(926.55)
Less par value of treasury shares
Additional Paid-in Capital			$ 100,000.00
Adjustments to Shareholder's equity			$ (43,640.00)
Balance as September 2011	936,399,566		150,000.00		$(234,022.66)	$ (84,949.21)

ACCREDITED BUSINESS CONSOLIDATORS CORP.

ACCOMPANYING NOTES

At September 30, 2011

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

Organization and business

Prior management organized Accredited Business Consolidators Corp. (the "Company" or "accredited") in 1990 under the name Fornello USA, Inc. Accredited changed its name to The Italian Oven, Inc., to reflect the operation of various Italian restaurants. However, in October 1996, the company had no funds to sustain itself and filed for protection under Chapter 11 of Federal Bankruptcy Code. The Company presented a plan to the Bankruptcy Court, which stripped it of all assets, including intellectual property. The plan provided no payment to shareholders, but neither canceled nor terminated the common shares of the company. The Bankruptcy Court of the United States for the Western District of Pennsylvania approved the bankruptcy plan and on July 17, 1998. At that time, the Company emerged from bankruptcy.

After AccreditedBiz emerged from bankruptcy, and until December 31, 2007, the Company did not conduct any business. It had no operations or assets. Instead, it simply remained dormant while the administration sought an opportunity for its shareholders. The Company had no restaurants, and presently has no restaurants, and is not affiliated with any remaining restaurants that bear its name.

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

Note 2: Related party transactions

Since late 2008, when My Pleasure Ltd. acquired the majority ownership of the Company, the majority of Accredited’s funding came from that enterprise. This funding is considered a related party transaction. Similarly, with respect to the loans made by AccreditedBiz during 2011, the funds were made to affiliates of the Company and are considered related party transactions. These transactions create additional risk as the loans made and received may not meet normal business standards and due diligence.

Note 3: Commitments and contingencies

As of September 30, 2011, the Company is not subject to contingencies or commitments or obligations under lease commitments.

Note 4: Going concern

At September 30, 2011, the Company had insufficient working capital. As such, the accompanying financial statements have been prepared assuming the Company will continue as a going concern. The company does not have sufficient working capital for its planned activities, which raises substantial doubt about its ability to continue as a going concern. The continuation of the company as a going concern depends on obtaining additional working capital. In addition, the company’s business model is untested and untried. The Company invests in high risk start-up enterprises. The Company will rely on receiving additional funding from My Pleasure and other enterprises in order to continue making investments and loans. This situation makes Accredited a company that is suitable for investment only by for professional investors that understand the inherent risks of a company that invests in start–up enterprises. Additionally, the Company trades in the Over-the-Counter market, a volatile market for professional investors who understand the risks inherent in trading stocks that lack liquidity.

Note 5:

On March 29, 2010, the Company closed all the bank accounts it possessed, however, it kept two bank account. The amount of such bank accounts includes:

38300640-8569 670.66

38300640-8572 1,369.22

OptionsXpress Brokerage Account 500.39

$2,540.27

Note 6:

Temporary Investments(Stocks)

Industrial Supply Co LLC 25% Interest in the company $2,500.00

Hiland Terrace Corp 43, 639,950 Common shares $4,200.00 1, 000,000 Preferred Shares

3-101-53218 S.A 25% outstanding stock $2,000.00

Southeast Banking Corp 77634 Commom Stocks $7,763.40

Soluciones Faciles S.A 25% Ownership $5,000.00

ACDU 888, 681 common shares $5,560.77

AVRO- Averion Interational Corp 233, 200 common shares $1,601.00

RODM- Rodman Renshaw Cap. Gp, Inc 4,150 Common shares $22,325.00

IAHL- IAHL Corporation 167, 500 Common Shares $38,879.72

JMON - James Monroe Capital 1, 000,000 Common Share $200.00

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

Note 12:

On September 29, 2009, the Company canceled the 1,892,100 shares in the treasury.

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

Plan of Operation and Statement of Operations

The Company believes that at the end of 2011 or the beginning of 2012, its movements and activities will signficantly expand.  Because of a stall in the negotiation of many projects during 2011, the Company's business activities have been lessened.  However, management moved forward and located new opportunities that fit its business model.  These opportunities will be announced as the projects become viable for finalization.  The Company's new projects will focus more on internet based opportunities, financial services, and intellectual property.

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

5. Accredited RAC Company ("ARAC"). ARAC is a Pennsylvania corporation formed in July 2010. ARAC's business plan is to offer car rentals in Central America. ARAC, while it maintains financing in place to purchase vehicles for rent in Nicaragua, has chosen to continue its evaluation of the market before beginning operations. Specifically, prior to moving forward with the vehicle purchase, the Company needs to be assured that it will be able to make payments during the initial stages of operations. Therefore, ARAC's present activities include creating a financing statement to raise capital by becoming a public entity so that investment capital is available while it positions itself. ARAC believes that it will have the documents prepared and ready for submission to the Securities and Exchange Commission in early 2012

6. Italian Oven Intellectual Property Inc. ("IOIP"). IOIP is a Pennsylvania corporation formed in January 2009. The purpose of IOIP will be to manage ACDU's intellectual property and trademarks, whether official or common law. IOIP will act separately from the parent company and will receive income through licensing and commissions. IOIP is not expected to be divested from the parent company and it will most likely never file a registration statement to raise capital.

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

 11. Calichi Sino, Inc. ("CSI"). CSI is a Florida corporation formed in February 2010. ACDU will own between 10 and 20 percent of CSI depending on the final agreement between the partners. CSI will market environmentally friendly concrete products. CSI will be a prospective alliance of partners including ACDU, companies affiliated with Zeobond of Australia, and entities affiliated with Harricrete Ltd. of Trinidad. In the simplest of terms, the alliance will purchase or produce Zeobond's patented products and distribute them in areas that Zeobond does not presently have a market for them. Harricrete, which presently engages in international distribution of construction materials, will provide its logistical experience and distribution channels. The alliance members are presently formulating an initial registration statement for the Company so that it may seek appropriate capital for its projects. Unfortunately, the Calichi Sino project failed to move forward as expected, primarily due to certain contacts not advancing the project and through no fault of either Zeobond or AccreditedBiz. As we explained to our associates, the Company desires to move forward with this opportunity, but it would require strict accounting measures and procedures to be in place in order to perform a successful offering to raise capital for the project. The Company hopes to restructure CSI, possibly using a Pennsylvania, Delaware, or Nevada entity, and to maintain complete oversight over all accounting and business records issues.

 12. Telecom Tools Inc. ("TTI"). TTI is a Pennsylvania corporation formed in July 2009. TTI filed a patent for a modification to a popular telecommunications punch-down tool. Punch-down tools are routinely used when installing wiring for communications systems and in telephone rooms. The #66 punch-down blade frequently causes accidental shorting when installers brush the tool against adjacent connections. This causes digital stations to crash, lockup, or trip circuit protection, resulting in dropped calls and upset clients. Worse, such accidental contact sometimes causes permanent damage to equipment. TTI's patent provides a coating to the tool that will minimize the chances of shorting. The modificiation will only cost manufacturers a small amount of money per tool to add the protection to it. TTI will collect royalties on its patent-pending process. TTI intends to file a registration statement with the Securities and Exchange Commission as soon as practicable. The registration statement will allow TTI to seek investment capital for the marketing of its tool modification. The patent application for the punch down tool remains pending.

 13. Industrial Supply Company LLC ("ISC"). ISC is a Florida limited liability company formed in April 2008. ACDU owns 25% of ISC. ISC operates as a construction consulting and lobbying organization. It does not intend to file a registration statement or seek capital from investors. It will work closely with ACDU to develop its consulting enterprises and may help construction companies obtain financing or obtain modifications to local, state, and federal laws through its lobbying programs. ACDU notes that ISC associates in Florida do not appear to have actively moved to ISC project forward. As a result, we may choose to seek a return of our investment or write down the funds expended or advanced to this project.

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

 15. Accredited Suppliers Corp. ("ASC") 25% interest. ASC was formed in November 2009 as an entity that would import auto parts and other supplies to Central America. ASC has been in operation for nearly one year and is achieving a fair profit; however, the initial investment into ASC was low so the profits were similarly not substantial. Therefore, ASC needs to replicate its business model with additional capital. ASC requires additional capital to implement its business model and buy additional vehicles and hire staff to deliver parts to enterprises in rural areas in Nicaragua, Honduras, and Guatemala. Parts carry a premium in remote areas because most business owners have to travel to the city to buy items for sale in their stores. Having a delivery service to the areas makes AccreditedBiz a primary supplier for the rural business. ASC intends to file a registration statement as soon as practicable in order to achieve the ability to raise capital.

 16. Identifier Inc. ("II"). II was formed in 2010 to earn advertising revenue from websites. The websites focus on the release of data in a publicly alterable wiki format. II requires additional capital to implement its business model. II intends to file a registration statement with the Securities and Exchange Commission to achieve its capitalization requirements.

 ITEM 3.  Quantitive and QualitiveDisclosures About Market Risk

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

ITEM 4.  Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, management carried out an evaluation, with the participation of the Company’s Principal Executive Officer and Financial Officer, of the effectiveness of the Company's disclosure controls and procedures, as of September 30, 2011. Based on the evaluation as of September 30, 2011, the Principal Executive Officer and Financial Officer of the Company have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e)and 15d-15(e) under the Exchange Act) were not effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in rules and forms of the SEC. Specifically, management determined that information was not routinely entered into a format to provide prompt disclosure resulting in late reporting. Management began a procedure to implement a plan to enable prompt reporting of information on a timely basis. Management believes that the plan can be implemented so that reporting can be on time for the remainder of 2011.  We do note that certain improvements have been made and we are presently making our filings within the 14 day extension period.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ending on September 30, 2011, that materially affected or is reasonably likely to materially effect our internal control over financial reporting.

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

Reports on Form 8-K

During the third quarter of 2011, we issued one current report on Form 8-K/A. The report stated that effective July 15, 2011, our stock began trading on the Over the Counter Bulletin Board (OTCBB). Regardless of this listing, we continue to trade electronically on the OTCQB operated by OTC Markets, Inc. (formerly Pink Sheets). We did not request the OTCBB listing; rather, an independent market maker filed the appropriate forms for us to be listed. We received no advanced notice of the listing. We believe that we will continue to be timely with our corporate filings and that we will remain listed on both the OTCBB and the OTCQB systems.

Second, we received information from several shareholders that a website calling itself Penny Stock Rampage claimed that we hired it to conduct stock promotion activities. The site asserted that we spent $35,000 in promotional fees. The claim has since been removed from the site. Nevertheless, we want to make it clear that the Company's policy is not to promote its trading stock. Nobody involved with the Company has spoken to the persons claiming to operate as Penny Stock Rampage and we specifically disavow any claims on the site. We note that the site was most likely created by penny stock traders known as "flippers" who make a profit based on movements in small cap stocks. We caution investors that they should not purchase stock based on discussions on public stock discussion sites or on promotional sites such Penny Stock Rampage. Over the counter securities are high risk investments.

Third, we notify shareholders that we will be phasing out our mailing addresses in the United States. Paper-based mail for the Company should be sent to the address in the United Kingdom that is shown on our website, www.accreditedbiz.com . Legal service of process should be made upon ABC Agents, Inc., our commercial registered office provider with a copy being sent by ordinary mail to our United Kingdom location.

We continue to move forward and make progress in our core business activity which is to locate and assist in the development of companies needing administrative assistance to move forward. Our share structure has not changed and we have not issued any shares of common stock. The share numbers reflected in our reports with the Securities and Exchange Commission remain accurate and up to date. We are not engaged in fund-raising activities and are financed by our primary shareholder, My Pleasure Ltd. We will announce developments as they happen.

ACCREDITED BUSINESS CONSOLIDATORS CORP.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Accredited Business Consolidators Corp.

Date: November 12, 2011	/s/ Joanna Chmielewska
Joanna Chmielewska
President and Chief Financial Officer