Form 10-K
period 2011-12-31
ACCREDITED BUSINESS CONSOLIDATORS CORP.
filed 2012-03-08
CIK 933425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM  10K

x	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2011.

Commission file number 0-27182

ACCREDITED BUSINESS CONSOLIDATORS CORP.

(Exact name of registrant as specified in its charter)

PENNSYLVANIA	25-1624305
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

196 WEST ASHLAND STREET
DOYLESTOWN, PA  18901
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) or the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes    o    No   x (The Company was late filing its second quarter 10-Q report because it required to have its EDGAR password reset).

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

As of December 31, 2011, there were 436,399,566 shares outstanding of the registrant’s Common Stock, $.0001 par value.  Additionally, there were 500,000,000 preferred shares issued and outstanding.

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

WARNING:  Accredited Business Consolidators Corp. and its affiliated enterprises have minimal assets and are in their developmental stages.  The previously filed registration statement relating to the Italian Oven restaurants should not be relied upon as the company has divested itself of all assets during its 1997 bankruptcy proceeding and has been dormant until 2009.  Since 2009, and through the present, the Company invested in high risk loans to affiliated companies with intention that the affiliates can raise funds to begin their enterprises by registering their securities. Only experienced investors who understand the risks of purchasing the common stock of a start-up company with little assets should participate in any trading of our common stock.

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

Also in October 2008, My Pleasure Ltd., as majority shareholder, elected Joanna Chmielewska as the Company's primary officer. Concurrently, the Company appointed Action Stock Transfer as its stock transfer agent. Action Stock Transfer is located at 7069 South Highland Drive, Suite 300, Salt Lake City, UT 84121. Action is registered with the Securities and Exchange Commission as a stock transfer agent.  As of the end of 2011, My Pleasure Ltd. remains the controlling shareholder.  Action Stock Transfer remains the Company's stock transfer agent.

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

Change in Control and Change in Management

As explained above, in October 2008, there was a significant and material change in control and management when the Company issued 5,000,000 restricted common shares to My Pleasure Ltd. of the United Kingdom. The issuance of these shares effectively gave majority control to My Pleasure Ltd. My Pleasure Ltd. effectively controls the Company and, by vote of its shares, controls the directors and officers of the Company. Also in October 2008, Joanna Chmielewska was appointed the Company's control officer and director. Ms. Chmielewska is effectively controlled by the voting shares of My Pleasure Ltd. No person owns more than 10% of My Pleasure Ltd. However, My Pleasure Ltd. is a private company and most of its records have not been made available to the public. Investing in ACDU does not constitute an investment in My Pleasure Ltd. On the contrary, My Pleasure Ltd. is an investor in ACDU and may be an investor in other companies not affiliated with ACDU.  As of December 31, 2011, and through the date of the filing of this report, My Pleasure Ltd. remained the majority owner of the Company with 53% of its controlling interest.  My Pleasure Ltd. is also the largest creditor of the Company having provided it substantial loans.

Plan of Operation and Statement of Operations

Subsequent to the purchase of control by My Pleasure Ltd., the Company changed its scope of operations. The Company's business model turned into that of a holding company engaged in locating business opportunities. ACDU would either create the business themselves, form partnerships or joint ventures with third parties, or make direct investments into other corporations. Most of the business opportunities would involve distressed entities or new entities. As a result, ACDU would be required to help assist the companies locate loans or equity finance to enhance the potential for success of the ventures. These companies and ventures may also need to file registration statements with the Securities and Exchange Commission so that they may seek investment money from the public. With this business plan in mind, ACDU created certain related companies as discussed below.  While ACDU will own part, and in some cases most or all, of the entities below, the Company has not directed a stock transfer agent of these entities to issue shares to it.  Once the shares are activated, formal documentation will be filed.

Unfortunately, 2011 did not see our projects reach the stated goals. In 2012, we plan on advancing our programs more aggressively and through the use of independent contractors and consultants.

1. Italian Oven International, Inc. ("IOII"). IOII was formed in January 2009 through a filing with the Pennsylvania Secretary of State to hold investments into small businesses located outside of the United States. 2011 was an uneventful year for IOII.

2. Accredited Business Development Corp. ("ABDC"). ABDC was formed in March 2010 as a Pennsylvania corporation. ABDC will purchase minority stakes in international companies that are deemed worthy and which may be positioned for growth. The Company is in the process of finalizing the necessary documents to raise capital as a Business Development Corp. under section 55 of the Investment Company Act of 1940. It is expected that ACDU will maintain control of ABDC even after the capital raise. Presently, however, ABDC is not conducting business and its success will be dependent on formulating its filings and locating investment-worthy international enterprises. 2011 was an uneventful year for ABDC, but plans continue to move ABDC forward during 2012.

3. Accredited Consolidators Europe PLC ("ACE"). ACE was formed in the United Kingdom in November 2009 as a public limited company. ACE will be a holding corporation similar to ABDC, discussed above. However, it will focus primarily on projects in Eastern Europe. While it will operate similar to a BDC, the Company may or may not choose not to register with the Securities and Exchange Commission and, instead, might only accept foreign investment capital. On December 31, 2011, the Company entered into a resolution directing that it would file documentation with the Pennsylvania Secretary of State to domesticate itself there during the second quarter of 2012. These documents are expected to be filed in March 2012.

4. Accredited Hospitality Group Inc. ("AHG"). AHG is a Pennsylvania corporation formed in November 2009. AHG was formed to develop investments in the hospitality industry. Presently, AHG's sole contract is to provide management services with Hiland Terrace Corp., a small hotel in North Huntingdon, Pennsylvania. The contract does not presently provide revenue to AHG due to Hiland Terrace's financial position. It is noted that the Hiland Terrace was sold to Hotels & Stuff, Inc., a Colorado corporation, in December 2011. Hotels & Stuff will continue its relationship with ACDU. The Company will advise of further developments in this regard.

5. Italian Oven Intellectual Property Inc. ("IOIP"). IOIP is a Pennsylvania corporation formed in January 2009. The purpose of IOIP will be to manage ACDU's intellectual property and trademarks, whether official or common law. IOIP will act separately from the parent company and will receive income through licensing and commissions. While the Company previously reported that IOIP is not expected to be divested from the parent company and it will most likely never file a registration statement to raise capital, certain business opportunities were presented to IOIP during 2011. These opportunities included partial purchase of a patent for certain technologies that are being infringed upon. If the business venture is implemented, IOIP could expand beyond its role of retaining the intellectual property of ACDU.

6. Italian Oven Travel & Entertainment Corp. ("IOTE"). IOTE is a Pennsylvania corporation formed in January 2009. The purpose of IOTE is to offer travel and entertainment related websites. IOTE presently has numerous contracts in place to sell travel offerings such as cruises, hotels, car rentals, and tour packages throughout the world. While agreements to offer travel services are in place, IOTE will need to raise capital to obtain the money to prepare the websites and booking engines necessary to be successful. 2011 was an uneventful year for IOTE. However, plans remain to accelerate the opportunities during 2012.

7. Italian Oven Technologies Inc. ("IOTI"). IOTI is a Pennsylvania corporation formed in February2009 to engage in the business of distributing electronic devices to Central America. Initially, the Company teamed up with ACER Computers as an authorized partner and prepared to import computers into Costa Rica, Nicaragua, and Honduras. However, the Company determined that the pricing for purchasing systems in bulk from ACER could not compete with large retailers such as Circuit City and Amazon.com. While these outlets are not in Central America, residents of those countries import electronics on their own using services with mail forwarding from Miami. Recently, IOTI changed its focus to dual-SIM cellular phones. IOTI began negotiating agreements with several wireless telephone manufacturers in China and Hong Kong that manufacturer the devices. IOTI is in the product testing stage to assure that only quality products are purchased. If the phones being tested pass the tests, the Company will begin importing these telephones into Central America. The dual-SIM phones are extremely popular in Central America because most clients use a prepaid SIM. The prepaid plans provide low cost calling, but only to other phones on the same network. Therefore, residents of Central America usually carry two cellular phones, each being on a separate provider. Having a dual SIM phone alleviates the need for two phones. IOTI will require capital to successfully move forward with the project. This project did not move forward during 2011. However, plans were developed for 2012 that including purchasing name-brand telephonic equipment earmarked for India and importing it to Central America. Specifically, the Company is looking at certain dual SIM models of LG telephones.

8. Italian Oven Financial Inc. ("IOF"). IOF is a Pennsylvania corporation formed in January 2009. IOF's purpose and plan is to offer financial services as a white label affiliate for unique products that can be provided with fair pricing. Presently, IOF is exploring a potential partnership to provide a binary options trading platform to the public. During 2011, negotiations did not continue for the binary options program. However, IOF is planning to explore the opportunity with another financial services company that may wish to enter a similar program during 2012.

9. Richwood Eco Ventures, Inc. ("REVI"). REVI is a Pennsylvania corporation formed in 2009. REVI operated a venture whereby it had Richwood Corporacion in Nicaragua process wood for it which was then sold to enterprises in Europe and the United States. REVI filled two orders for wood from a company in Andorra and caused the timber to be delivered; however, it has since been impaired from operating because of several factors. The first material event was that its consulting director fell ill and was unable to continue in his capacity. This left REVI with no experienced officer in the field. Concurrently, creditors of Rich Forest Management took over the Richwood factory as they claimed to hold a mortgage thereon. While REVI, through its affiliates, owned approximately $100,000 in equipment assets, those assets were inside the factory. REVI's affiliates are presently going through both criminal and civil legal channels to reacquire possession of its wood processing equipment. Once REVI obtains the equipment, it will either partner with another wood processing plant or it will open its own plant. In either case, REVI will need capital and will file an appropriate registration statement with the Securities and Exchange Commission so that it can raise money. During 2011, the legal challenges remained pending.

10. Telecom Tools Inc. ("TTI"). TTI is a Pennsylvania corporation formed in July 2009. TTI filed a patent for a modification to a popular telecommunications punch-down tool. Punch-down tools are routinely used when installing wiring for communications systems and in telephone rooms. The #66 punch-down blade frequently causes accidental shorting when installers brush the tool against adjacent connections. This causes digital stations to crash, lockup, or trip circuit protection, resulting in dropped calls and upset clients. Worse, such accidental contact sometimes causes permanent damage to equipment. TTI's patent provides a coating to the tool that will minimize the chances of shorting. The modification will only cost manufacturers a small amount of money per tool to add the protection to it. TTI will collect royalties on its patent-pending process. TTI’s patent application remained pending during 2011. The Company expects a response from the USPTO during 2012. In the interim, the Company plans on marketing the improvement as a patent pending improvement to tool makers during 2012.

11. Industrial Supply Company LLC ("ISC"). ISC is a Florida Limited Liability Company formed in April 2008. ACDU presently owns 25% of ISC. ISC operates as a construction consulting and lobbying organization. It does not intend to file a registration statement or seek capital from investors. It will work closely with ACDU to develop its consulting enterprises and may help construction companies obtain financing or obtain modifications to local, state, and federal laws through its lobbying programs.   Unfortunately, during 2011, our relationship with ISC remained flat. The executives at ISC failed to pursue their plans and it is unlikely that they will come into fruition. We continue to possess our ownership, and we have not yet written off the value of our investment, but we do not expect the business to advance in a beneficial way to ACDU. Furthermore, ACDU will not attempt to enforce any rights against ISC or to force changes in the business model.

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

13. Accredited Suppliers Corp. ("ASC"). ASC was formed in November 2009 as an entity that would import auto parts and other supplies to Central America. ASC has been in operation for nearly two years and is achieving a fair profit; however, the initial investment into ASC was low so the profits were similarly not substantial. Therefore, ASC needs to replicate its business model with additional capital. ASC requires additional capital to implement its business model and buy additional vehicles and hire staff to deliver parts to enterprises in rural areas in Nicaragua, Honduras, and Guatemala. Parts carry a premium in remote areas because most business owners have to travel to the city to buy items for sale in their stores. Having a delivery service to the areas makes Accredited a primary supplier for the rural business.

14.  3-101-532180, S.A., of Costa Rica. 3-101-532180 S.A. operates a mall-based clothing store in Costa Rica. ACDU owns 25% of 3-101-532180 S.A.  The Company is expanding to Spain, most likely Madrid or Barcelona, in 2011. However, the Spain store will be a separate entity. It is expected that ACDU will own 25% of the Spanish entity that will be formed for this operation or will participate in a joint venture agreement whereby it controls a 25% interest therein. During 2011, 3-101-532180 did indeed expand to Spain with a slight direction to the program. The new venture focuses on new age materials. During 2012, a Pennsylvania entity will be formed to purchase certain loans made to the new enterprise. It is expected that ACDU will own between 9 and 24% of the new entity.

15.  Hiland Terrace Corp.  The Company owns less than 10% of the Hiland Terrace Corp., a corporation that owned a small motel and office center in Pennsylvania.  Hiland Terrace Corp. sold the hotel in December 2011 to Hotels & Stuff, Inc. a Colorado corporation. ACDU will receive shares in Hotels & Stuff Inc. to compensate it for its percentage of ownership in Hiland Terrace Corp. It is expected that the new shares will be issued to the Company during the second quarter of 2012.

16.  Identifier Inc. ("II"). II was formed in 2010 to earn advertising revenue from websites. The websites focus on the release of data in a publicly alterable wiki format. II requires additional capital to implement its business model. During 2011, Identifier Inc. did not have substantial operations to report. However, during the second quarter of 2012, Identifier Inc. will be hiring a full time programmer in India to establish their internet sites so that the business model will move forward. The Company has narrowed its choice between two programming companies based in India that will supply programming staff for 48 hours per week.

17.  Accredited RAC Company ("ARAC"). ARAC is a Pennsylvania corporation formed in July 2010. ARAC's business plan is to offer car rentals in Central America. ARAC, while it maintains financing in place to purchase vehicles for rent in Nicaragua, has chosen to continue its evaluation of the market before beginning operations. Specifically, prior to moving forward with the vehicle purchase, the Company needs to be assured that it will be able to make payments during the initial stages of operations. The Company did not move forward with the ARAC program during 2011 and, due to its investigation of insurance programs available in Nicaragua, has decided to restructure the enterprise’s business plans prior to proceeding.

 18.  Calichi Sino, Inc. ("CSI"). CSI is a Florida corporation formed in February 2010. ACDU will own between 10 and 20 percent of CSI depending on the final agreement between the partners. CSI will market environmentally friendly concrete products. CSI will be a prospective alliance of partners including ACDU, companies affiliated with Zeobond of Australia, and entities affiliated with Harricrete Ltd. of Trinidad. In the simplest of terms, the alliance will purchase or produce Zeobond's patented products and distribute them in areas that Zeobond does not presently have a market for them. Harricrete, which presently engages in international distribution of construction materials, will provide its logistical experience and distribution channels. During 2011 this project did not move forward through no fault of Zeobond or ACDU officials. Rather, United States-based intermediaries appeared to be occupied with other projects and did not move the project forward. The Company believes that the project remains viable, but without serious implementation of the plans by the intermediaries in the United States, the project cannot move forward. While the potential exists to find other partners in the United States and to use Zeobond as a supplier or via a licensing agreement, ACDU’s percentage of ownership in CSI did not enable it to force the issue through. It is understood that the intermediaries in the United States allowed CSI’s Florida registration to lapse as well. Therefore, if ACDU chooses to involve itself in this project during 2012 or beyond, it would require additional control over the administration of the Company including, but not limited to, control of financial accounts and corporate documents to enable complete oversight and achievement of success and a direct working relationship with Zeobond so that the enterprise would not become reliant on the intermediaries or consultants.

19. SadBro Cinema Inc. (“SadBro”). SadBro is a Pennsylvania corporation formed during 2011 that is in the process of filing a registration statement with the Securities and Exchange Commission. SadBro maintains a licensing agreement to create, produce, and complete a film preliminarily titled, “The Convocation.” The screenplay is completed, but subject to certain editing. Once the registration statement is filed, ACDU plans on providing support for the enterprise. Final determinations have not been made as to the extent of ACDU’s involvement in the project, but it is expected that ACDU will own between 9% and 24% of the Company.

20. RSS Marketing Inc. (“RSS”). RSS is a Pennsylvania corporation formed in 2009 that has developed business plans for an internet marketing company based in Nicaragua. RSS will make use, pursuant to a licensing arrangement, of certain domain names controlled by Domain Management, Inc., a corporation also affiliated with ACDU. Presently, ACDU does not own any shares of RSS. However, RSS is in the process of filing a registration statement with the Securities and Exchange Commission. If approved, ACDU will be in a position to purchase shares of RSS.

ITEM 1A.  Risk Factors.

Smaller reporting companies are not required to provide risk factor disclosure on their form 10-K filings.  Nevertheless, Accredited Business Consolidators Corp. believes that investors and potential investors should view our company as an extremely high risk and speculative investment.  We have outlined certain risk factors below but they may not be complete and additional risk factors may exist:

1.  Our Business Is Difficult To Evaluate Because We Have No Ongoing Operations and Minimal Assets. As the Company currently has no ongoing operations other than to find business ventures and with only minimal assets, there is a risk that we will be unable to continue as a going concern and consummate a business combination. We have no significant assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in our incurring a net operating loss that will increase continuously until we can consummate a business combination with a profitable business opportunity. We cannot assure investors that we can identify a suitable business opportunities and consummate the business combinations.

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

3.  Our Business Will Have No Revenues Unless We Acquire An Operating Business or Create a Successful Joint Venture. As of the date hereof, the Company, as defined in Rule 12b-2 under the Exchange Act, is a “shell company,” defined as a company with no or nominal assets (other than cash) and no or nominal operations. We currently have no revenues from operations. We may not realize any revenues unless and until we successfully acquire an operating business or participate in an active joint venture.

4.   Because Of The Deficiencies In Our Past Compliance With Disclosure Rules And The Requirements Of Securities Laws, We Face Risks Of Liability Under The Securities Laws.  Although we are presently in compliance with our reporting requirements, we did not achieve this status until May 2011. While we worked with the Securities and Exchange Commission to meet certain deadlines they imposed on us, they still have the right to take action against us. While we have no indication that they will, in the past we have not filed our annual reports for several years.  Therefore, we could be named in an administrative, civil or criminal proceeding by the SEC or another government entity, and we could be named in a civil proceeding brought by a stockholder or other private entity. There is no guarantee we would emerge from such a proceeding with the ability to continue as a going concern. The deficiencies in our compliance which we believe could have material consequences for us include the following: We note that we failed to file our reports with the SEC in a timely manner during the second quarter of 2012. This was the result of our inability to upload the reports because the EDGAR system locked us out. We had to reapply for passcodes from the SEC and, upon receipt, we promptly filed our report. We note, however, that another late filing could cause us to be delisted from the Over the Counter Bulletin Board.

5.  Our Financial Statements Include A Going Concern Opinion From Our Independent Auditors.The Company received a going concern opinion on its financial statements for fiscal year 2011. Our auditors have stated that due to our lack of assets and operations, there is "substantial doubt" about our ability to continue as a going concern. The going concern opinion from our auditors may limit our ability to access certain types of financing, or may prevent us from obtaining financing.

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

8.  There Are Risks Associated With Our Stock Trading On The Over the Counter Bulletin Board Rather Than A National Exchange.  There are significant consequences associated with our stock trading on the Over the Counter Bulletin Board market rather than a national exchange including limited release of the market prices of our securities, limited news coverage, limited interest by investors in our securities, volatility of our stock price due to low trading volume, limited ability to issue additional securities or to secure additional financing, manipulation by traders, and purchase and sale decisions by market makers.

9.  There is No Assurance That An Active Public Trading Market Will Develop:  There has been an extremely limited public trading market for the Company's common stock.  There can be no assurances that a public trading market for the common stock will develop or that a public trading market, if developed, will be sustained.  If for any reason a public trading market does not develop, purchasers of the shares of common stock may have difficulty in selling their securities should they desire to do so.

10.  "Penny Stock" Regulations May Impose Certain Conditions On The Marketability Of Our Securities.  The Securities and Exchange Commission has adopted regulations which generally define "penny stock" to be an equity security that has a market price of less than $5.00 a share, subject to certain exceptions.  Our common stock is presently, and most probably will always be, subject to these regulations which impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 including their spouse).  For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's written consent to the transaction prior to the purchase.  Additionally, for any transaction involving a "penny stock," unless exempt, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the Commission relating to the "penny stock" market.  The broker-dealer must disclose the commission payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market.

There are other risk factors associated with investing into ACDU that are not outlined above. For that reason, our Company does not constitute an investment that persons, other than those with experience in trading Over the Counter securities, should invest in.

ITEM 2.  PROPERTIES

During the 2011 fiscal year, the Company neither owned nor rented any properties.

ITEM 3.  LEGAL PROCEEDINGS

During the 2011 fiscal year, there were no known material legal proceedings involving the Company.  The Company, through its affiliates, is participating in litigation to achieve access to property and industrial equipment belonging to Richwood Eco Ventures Inc. This litigation continued during 2011.  The property consists of wood processing equipment, electric power generators, and vehicles. While the Richwood Eco Ventures matter is not material to the Company to the extent it will affect our business model of assisting other companies, it is material to our subsidiary, Richwood Eco Ventures, Inc. Prevailing on the legal actions would greatly assist in the success of Richwood Eco Ventures. However, there is no certainty in legal proceedings and the matter is ongoing.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

During the 2011 fiscal year, there were no matters submitted to a vote of securities holders, through the solicitation of proxies, or otherwise. Most of the Company’s activities were conducted through resolutions granted by the majority consent of My Pleasure Ltd., our majority shareholder.

PART II

ITEM 5  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Shares of Accredited Business Consolidators Corp. common stock are traded in the United States on the Over the Counter Market.  Our shares also trade as an OTCQB stock on OTC Markets Group Inc.'s electronic pricing system.  The principal United States market for our common stock is not an exchange.  As such, the rules of the Securities and Exchange Commission require us to state the range of high and low bid information for the equity for each full quarter within the most recent fiscal years and any subsequent interim period for which financial statements are included, or are required to be included by Article 3 of Regulation S-X, as regularly quoted in the automated quotation system or a registered securities association, or where the equity is not quoted in such a system, the range of reported high and low bid quotations, and to indicate the source of the quotations.  We are required to advise that such over-the-counter market quotations reflect inter-dealer prices, without retail markup, mark-down, or commission and may not necessarily represent actual transactions.  However, because of the passage of time, the best information available to the Company consist of trading information. Therefore, we are providing the pricing for each day.  The source of our information is the website pinksheets.com that lists the entire history of the stock's trading prices.  During 2011, the stock traded using the symbol ACDU.  Prior to trading as ACDU, the stock traded as IOVE.

The instructions provided by the Securities and Exchange Commission direct issuers to provide the data retroactively to any split of the stock.  In 2009, a 100 for 1 forward split occurred.  This split occurred during the 2009 fiscal year.  As the split occurred before 2011, the prices below already provide full accounting of the split.

During the times material to this annual report, the Company had approximately 852 shareholders with share certificates.  An additional number of shareholders maintained shares through the nominee name of Cede & Company, which is the name for shares held by the Depository Trust and Clearing Corporation.  The Company believes that approximately 600 persons held shares under the nominee name at any given time during fiscal year 2008.  As such, the Company estimates that it had between 1200 and 1500 shareholders during the material times.  The number of shareholders changes as people buy and sell the stock through the electronic quotation systems.

The Company does not issue any cash dividends at the present time and it does not anticipate the payment of cash dividends in the future.

There are not and were not equity compensation plans in place during the fiscal year 2010.

There are no securities to be issued upon the exercise of outstanding options, warrants and rights.

date	Open	High	Low	Close	Volume
1/3/2011	0.0048	0.005	0.0048	0.005	3872404
1/4/2011	0.0053	0.0053	0.004	0.004	244000
1/5/2011	0.005	0.0051	0.004	0.0049	353300
1/6/2011	0.0045	0.0052	0.0042	0.0052	1184100
1/7/2011	0.0052	0.0055	0.0047	0.0055	671952
1/10/2011	0.0055	0.0055	0.0053	0.0053	77399
1/11/2011	0.0053	0.0053	0.0053	0.0053	0
1/12/2011	0.0047	0.0047	0.0044	0.0044	376198
1/13/2011	0.0044	0.0053	0.0037	0.0038	303550
1/14/2011	0.004	0.004	0.0039	0.0039	175997
1/18/2011	0.0039	0.004	0.0039	0.004	259000
1/19/2011	0.005	0.005	0.0045	0.0045	14997
1/20/2011	0.0044	0.005	0.004	0.005	20900092
1/21/2011	0.0049	0.005	0.0044	0.005	213905
1/24/2011	0.0042	0.0042	0.0032	0.004	1254997
1/25/2011	0.004	0.004	0.004	0.004	0
1/26/2011	0.0032	0.0039	0.0032	0.0039	59998
1/27/2011	0.0032	0.0032	0.0032	0.0032	90002
1/28/2011	0.0038	0.0038	0.0038	0.0038	9998
1/31/2011	0.0038	0.004	0.0032	0.004	369500
2/1/2011	0.0032	0.0038	0.0026	0.0038	394997
2/2/2011	0.0026	0.0038	0.0026	0.0038	44997
2/3/2011	0.0042	0.0042	0.0042	0.0042	15000
2/4/2011	0.0042	0.0042	0.0042	0.0042	0
2/7/2011	0.0039	0.0039	0.0024	0.0024	159998
2/8/2011	0.003	0.0039	0.003	0.0037	121700
2/9/2011	0.0032	0.0038	0.0032	0.0038	71316
2/10/2011	0.0032	0.0032	0.0023	0.0023	606500
2/11/2011	0.0031	0.0037	0.0031	0.0037	130000
2/14/2011	0.0033	0.0037	0.0032	0.0032	272641
2/15/2011	0.0033	0.0038	0.0033	0.0036	45659696
2/16/2011	0.0035	0.0038	0.0034	0.0038	543475
2/17/2011	0.0034	0.0034	0.0034	0.0034	9999
2/18/2011	0.0033	0.0033	0.0033	0.0033	643000
2/22/2011	0.0029	0.0033	0.0028	0.0028	46999
2/23/2011	0.0029	0.0029	0.0029	0.0029	64998
2/24/2011	0.0023	0.0023	0.0022	0.0022	205000
2/25/2011	0.0023	0.0029	0.0017	0.0025	3727191
2/28/2011	0.0019	0.0019	0.0019	0.0019	89400
3/1/2011	0.0025	0.0029	0.0025	0.0029	80235
3/2/2011	0.0029	0.0029	0.0029	0.0029	0
3/3/2011	0.0025	0.0025	0.0025	0.0025	154999
3/4/2011	0.0025	0.0025	0.0025	0.0025	2156
3/7/2011	0.0023	0.0025	0.0023	0.0025	19992390
3/8/2011	0.0025	0.0042	0.002	0.0022	361428
3/9/2011	0.0022	0.0022	0.0022	0.0022	0
3/10/2011	0.002	0.0028	0.002	0.0028	75000
3/11/2011	0.0028	0.0028	0.0028	0.0028	0
3/14/2011	0.0028	0.0029	0.0028	0.0028	12300000
3/15/2011	0.0028	0.0028	0.0028	0.0028	0
3/16/2011	0.002	0.0029	0.002	0.0029	40000
3/17/2011	0.0029	0.0029	0.0029	0.0029	0
3/18/2011	0.002	0.0025	0.002	0.0025	836325
3/21/2011	0.0028	0.0028	0.0028	0.0028	26000
3/22/2011	0.0028	0.0028	0.0028	0.0028	130525
3/23/2011	0.0026	0.0026	0.0025	0.0026	49480
3/24/2011	0.0025	0.0027	0.0019	0.0027	68200
3/25/2011	0.0028	0.0028	0.0019	0.0027	163930
3/28/2011	0.0022	0.0026	0.002	0.0026	757008
3/29/2011	0.0025	0.0025	0.0025	0.0025	25170
3/30/2011	0.0024	0.0027	0.0024	0.0027	345000
3/31/2011	0.0022	0.0022	0.002	0.002	300000
4/1/2011	0.0025	0.0025	0.0021	0.0021	122000
4/4/2011	0.0025	0.0025	0.0025	0.0025	300000
4/5/2011	0.0025	0.0025	0.0025	0.0025	0
4/6/2011	0.0021	0.0021	0.0021	0.0021	50000
4/7/2011	0.0021	0.0021	0.0021	0.0021	0
4/8/2011	0.0025	0.0025	0.0023	0.0025	130305
4/11/2011	0.0025	0.0025	0.0025	0.0025	194000
4/12/2011	0.0027	0.0027	0.0021	0.0027	299609
4/13/2011	0.0027	0.0027	0.0027	0.0027	0
4/14/2011	0.0021	0.003	0.0021	0.0029	1673070
4/15/2011	0.003	0.0035	0.003	0.003	630000
4/18/2011	0.0029	0.0029	0.0029	0.0029	46665
4/19/2011	0.0028	0.0028	0.0028	0.0028	1743
4/20/2011	0.0028	0.0028	0.0028	0.0028	0
4/21/2011	0.0028	0.0028	0.0028	0.0028	0
4/25/2011	0.0025	0.0025	0.0025	0.0025	1253
4/26/2011	0.002	0.002	0.0017	0.002	594384
4/27/2011	0.002	0.002	0.0012	0.0019	6204370
4/28/2011	0.0019	0.0019	0.0019	0.0019	0
4/29/2011	0.0019	0.0019	0.0017	0.0019	278500
5/2/2011	0.0019	0.0019	0.0019	0.0019	709000
5/3/2011	0.0019	0.0019	0.0019	0.0019	0
5/4/2011	0.0019	0.0019	0.0019	0.0019	0
5/5/2011	0.0019	0.0019	0.0013	0.0019	395000
5/6/2011	0.0019	0.0019	0.0019	0.0019	0
5/9/2011	0.0016	0.0016	0.0016	0.0016	338750
5/10/2011	0.0016	0.002	0.0013	0.0018	1271050
5/11/2011	0.0014	0.0017	0.0014	0.0017	629200
5/12/2011	0.0016	0.0016	0.0016	0.0016	227400
5/13/2011	0.0017	0.002	0.0017	0.002	182484
5/16/2011	0.002	0.002	0.002	0.002	3900
5/17/2011	0.002	0.002	0.002	0.002	2500
5/18/2011	0.002	0.002	0.002	0.002	0
5/19/2011	0.002	0.002	0.002	0.002	0
5/20/2011	0.0016	0.0016	0.0015	0.0015	10000
5/23/2011	0.0015	0.0015	0.0015	0.0015	0
5/24/2011	0.0015	0.0015	0.0013	0.0013	1005355
5/25/2011	0.0013	0.0019	0.0013	0.0019	25000
5/26/2011	0.0013	0.0018	0.001	0.0015	312306
5/27/2011	0.0015	0.0015	0.0011	0.0015	47000
5/31/2011	0.0015	0.0033	0.0015	0.0027	33995508
6/1/2011	0.003	0.0031	0.0018	0.0026	2373720
6/2/2011	0.0026	0.0026	0.0026	0.0026	0
6/3/2011	0.0026	0.0026	0.0026	0.0026	0
6/6/2011	0.0026	0.0026	0.0026	0.0026	0
6/7/2011	0.0019	0.0026	0.0016	0.0026	130912
6/8/2011	0.0017	0.0017	0.0015	0.0015	50000
6/9/2011	0.0021	0.0021	0.0021	0.0021	20000
6/10/2011	0.002	0.002	0.002	0.002	27525
6/13/2011	0.0026	0.0026	0.0026	0.0026	2000
6/14/2011	0.0026	0.0026	0.0026	0.0026	0
6/15/2011	0.0016	0.0016	0.0016	0.0016	1372
6/16/2011	0.0016	0.0016	0.0016	0.0016	0
6/17/2011	0.0021	0.0021	0.0016	0.0016	20000
6/20/2011	0.0016	0.0016	0.0016	0.0016	36000
6/21/2011	0.0016	0.0016	0.0016	0.0016	0
6/22/2011	0.0016	0.0016	0.0016	0.0016	90000
6/23/2011	0.0017	0.0017	0.0014	0.0014	322605
6/24/2011	0.0014	0.0014	0.0014	0.0014	110000
6/27/2011	0.0015	0.0015	0.0015	0.0015	8000
6/28/2011	0.0016	0.0018	0.0013	0.0018	506243
6/29/2011	0.0021	0.0021	0.0021	0.0021	5000
6/30/2011	0.0021	0.0021	0.0017	0.0017	50000
7/1/2011	0.0018	0.0021	0.0014	0.0021	1167026
7/5/2011	0.002	0.0031	0.002	0.0031	3489766
7/6/2011	0.0032	0.0035	0.0028	0.0033	4501085
7/7/2011	0.0034	0.0034	0.0024	0.0027	1642965
7/8/2011	0.0027	0.004	0.0027	0.003	1350951
7/11/2011	0.0035	0.0035	0.003	0.003	7000
7/12/2011	0.0025	0.0029	0.0022	0.0029	2558718
7/13/2011	0.0022	0.003	0.0022	0.003	57500
7/14/2011	0.0022	0.0022	0.0022	0.0022	725000
7/15/2011	0.0029	0.0038	0.0028	0.0036	8183515
7/18/2011	0.0036	0.0036	0.0022	0.0025	2191000
7/19/2011	0.0028	0.0032	0.0023	0.0028	1053904
7/20/2011	0.0024	0.0025	0.0024	0.0025	205000
7/21/2011	0.0025	0.0025	0.0018	0.0023	744045
7/22/2011	0.0025	0.0025	0.0019	0.0025	154000
7/25/2011	0.0025	0.0025	0.0025	0.0025	14990
7/26/2011	0.0018	0.0025	0.0018	0.0025	155000
7/27/2011	0.0017	0.0025	0.0017	0.0022	780000
7/28/2011	0.0024	0.0024	0.0018	0.0023	45000
7/29/2011	0.0023	0.0023	0.0023	0.0023	0
8/1/2011	0.0023	0.0023	0.0023	0.0023	0
8/2/2011	0.0018	0.0022	0.0015	0.0021	1085010
8/3/2011	0.0019	0.0024	0.0018	0.0024	869000
8/4/2011	0.0024	0.0024	0.0024	0.0024	5000
8/5/2011	0.0024	0.0024	0.0024	0.0024	0
8/8/2011	0.002	0.0046	0.002	0.0033	24144240
8/9/2011	0.0033	0.0033	0.0021	0.0025	12789961
8/10/2011	0.0025	0.0032	0.0021	0.0021	738300
8/11/2011	0.0023	0.0023	0.0021	0.0021	568202
8/12/2011	0.0021	0.0028	0.0017	0.0025	2818316
8/15/2011	0.0018	0.0019	0.0018	0.0019	305000
8/16/2011	0.0022	0.0022	0.0017	0.0018	512516
8/17/2011	0.0018	0.0019	0.0017	0.0018	375000
8/18/2011	0.0018	0.0018	0.0018	0.0018	0
8/19/2011	0.0019	0.0025	0.0017	0.0025	524000
8/22/2011	0.0019	0.0025	0.0019	0.002	4968299
8/23/2011	0.002	0.002	0.0019	0.0019	260000
8/24/2011	0.0018	0.0019	0.0018	0.0019	100000
8/25/2011	0.0019	0.0019	0.0019	0.0019	0
8/26/2011	0.0019	0.0019	0.0019	0.0019	0
8/29/2011	0.002	0.002	0.002	0.002	462900
8/30/2011	0.002	0.002	0.002	0.002	0
8/31/2011	0.002	0.002	0.002	0.002	0
9/1/2011	0.002	0.002	0.002	0.002	0
9/2/2011	0.0018	0.002	0.0017	0.0017	70000
9/6/2011	0.0016	0.0016	0.0016	0.0016	150000
9/7/2011	0.0015	0.0019	0.0015	0.0019	100000
9/8/2011	0.0012	0.0019	0.0012	0.0019	57000
9/9/2011	0.0013	0.0013	0.0013	0.0013	60000
9/12/2011	0.0015	0.0015	0.0015	0.0015	75000
9/13/2011	0.0012	0.0012	0.0012	0.0012	12500
9/14/2011	0.0012	0.0012	0.0012	0.0012	0
9/15/2011	0.0015	0.0025	0.0015	0.0025	8707000
9/16/2011	0.0021	0.0021	0.0021	0.0021	1285714
9/19/2011	0.0021	0.0021	0.0021	0.0021	0
9/20/2011	0.0013	0.0024	0.0013	0.0024	210000
9/21/2011	0.0015	0.0024	0.0013	0.0024	100500
9/22/2011	0.0019	0.0024	0.0013	0.0022	5083000
9/23/2011	0.0013	0.0021	0.0013	0.0021	7500
9/26/2011	0.0021	0.0021	0.0021	0.0021	0
9/27/2011	0.0021	0.0021	0.0021	0.0021	3500000
9/28/2011	0.0021	0.0021	0.0021	0.0021	0
9/29/2011	0.0021	0.0021	0.0021	0.0021	0
9/30/2011	0.0021	0.0021	0.0021	0.0021	0
10/3/2011	0.0021	0.0021	0.0021	0.0021	0
10/4/2011	0.0021	0.0021	0.0021	0.0021	5399
10/5/2011	0.0021	0.0021	0.0021	0.0021	0
10/6/2011	0.0013	0.0013	0.0012	0.0012	94601
10/7/2011	0.0012	0.0022	0.0012	0.0022	260000
10/10/2011	0.0012	0.002	0.0012	0.002	515000
10/11/2011	0.002	0.002	0.002	0.002	0
10/12/2011	0.002	0.002	0.002	0.002	0
10/13/2011	0.0017	0.0021	0.0017	0.0021	6275714
10/14/2011	0.0018	0.0022	0.0012	0.0022	172500
10/17/2011	0.0022	0.0022	0.0022	0.0022	0
10/18/2011	0.0022	0.0022	0.0022	0.0022	0
10/19/2011	0.0022	0.0022	0.0022	0.0022	0
10/20/2011	0.0013	0.002	0.0013	0.002	157500
10/21/2011	0.0019	0.0019	0.0019	0.0019	10000
10/24/2011	0.0013	0.0019	0.0013	0.0019	30000
10/25/2011	0.0013	0.0013	0.0013	0.0013	10000
10/26/2011	0.0018	0.0018	0.0018	0.0018	10000
10/27/2011	0.0015	0.0019	0.0015	0.0019	19034286
10/28/2011	0.0019	0.0019	0.0019	0.0019	0
10/31/2011	0.0015	0.0019	0.0015	0.0019	115000
11/1/2011	0.0015	0.0015	0.0015	0.0015	174500
11/2/2011	0.0015	0.0019	0.0015	0.0015	2729700
11/3/2011	0.0015	0.0015	0.0015	0.0015	0
11/4/2011	0.0015	0.0015	0.0015	0.0015	0
11/7/2011	0.0015	0.0015	0.0015	0.0015	0
11/8/2011	0.0015	0.0019	0.0015	0.0019	1219100
11/9/2011	0.0015	0.0019	0.0015	0.0019	40000
11/10/2011	0.0019	0.0019	0.0019	0.0019	0
11/11/2011	0.0015	0.0015	0.0015	0.0015	210000
11/14/2011	0.0015	0.0015	0.0015	0.0015	0
11/15/2011	0.0015	0.0015	0.0015	0.0015	0
11/16/2011	0.0015	0.0015	0.0015	0.0015	134983
11/17/2011	0.0015	0.0015	0.0015	0.0015	343000
11/18/2011	0.0015	0.0015	0.0015	0.0015	0
11/21/2011	0.0015	0.0015	0.0015	0.0015	0
11/22/2011	0.0015	0.0015	0.0015	0.0015	0
11/23/2011	0.0015	0.0015	0.0015	0.0015	0
11/25/2011	0.0015	0.0015	0.0015	0.0015	0
11/28/2011	0.0015	0.0015	0.0015	0.0015	0
11/29/2011	0.0015	0.0015	0.0015	0.0015	0
11/30/2011	0.0015	0.0015	0.0015	0.0015	0
12/1/2011	0.0015	0.0015	0.0015	0.0015	0
12/2/2011	0.0013	0.0013	0.0012	0.0012	50000
12/5/2011	0.0012	0.0012	0.0012	0.0012	0
12/6/2011	0.0012	0.0012	0.0012	0.0012	341948
12/7/2011	0.0012	0.0017	0.0012	0.0017	76500
12/8/2011	0.0017	0.0017	0.0017	0.0017	0
12/9/2011	0.0017	0.0017	0.0017	0.0017	0
12/12/2011	0.0016	0.0016	0.0016	0.0016	22000
12/13/2011	0.0012	0.0012	0.0012	0.0012	100000
12/14/2011	0.0013	0.0016	0.0013	0.0016	1025000
12/15/2011	0.0013	0.0013	0.0013	0.0013	86000
12/16/2011	0.0013	0.0013	0.0013	0.0013	0
12/19/2011	0.0013	0.0013	0.0013	0.0013	0
12/20/2011	0.0013	0.0013	0.0013	0.0013	14000
12/21/2011	0.0013	0.0013	0.0013	0.0013	0
12/22/2011	0.0013	0.0013	0.0013	0.0013	0
12/23/2011	0.0016	0.0016	0.0016	0.0016	10000
12/27/2011	0.0012	0.0012	0.0012	0.0012	32500
12/28/2011	0.001	0.0012	0.001	0.0012	148000
12/29/2011	0.0012	0.0012	0.0012	0.0012	0
12/30/2011	0.001	0.0015	0.001	0.0015	115000

ITEM 6.  SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to provide the information required by Item 301 of Regulation S-K.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

During fiscal year 2011, the Company's primary operation involved loaning money to its close affiliates that its controlling shareholder loaned the Company.  The intention of the loans are to provide start-up capital to enable the enterprises to develop a business plan and seek funding through the filing a registration statement.  Unless the Company can locate business opportunities that can be funded, it most likely cannot continue as a going concern.  This means that investors could lose all of their money that they invested into the stock.  Other than the activities described herein, the Company had no operations, and this presents a dangerous situation to investors.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the attached Exhibits and Annexes consisting of the financial statements and notes thereto.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

From 1998 through 2008, the Company was dormant.  We did not perform the necessary audits in a timely manner.  Our prior auditor, Arthur Andersen LLP, no longer operates and has not operated for several years.  We have attempted to obtain records from Arthur Andersen's successor, but have not been successful. Specifically, they ignored written and electronic demands.  Because of this, and since some of our future business activity would occur in Nicaragua, in early 2010, we retained Berman W. Martinez y Asociados, of Managua, Nicaragua.  BWMA is registered with the Public Company Accounting Oversight Board.  Berman W. Martinez y Asociados remains our auditor.

There have been no disagreements with BWMA as to the financial statements and notes thereto contained herein.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

We conducted an evaluation, with the participation of our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) under the Exchange Act as of December 31, 2011, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer has concluded that as of December 31, 2011, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s annual report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of our company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Management assessed our internal control over financial reporting as of December 31, 2011. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on our assessment, management has concluded that our internal control over financial reporting was effective, as of the end of the first fiscal quarter, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.

We do note that we filed our second quarterly report in a late manner. This occurred because we were required to obtain a new EDGAR access code and did not receive the code on the day we made the application. This was not a result of problems in our accounting reporting system or internal control system over financial reporting, but due to an oversight in monitoring the expiration date of the EDGAR codes. As a result of this incident, we have implemented a program that requires our accounting consultants to log into the EDGAR system on a frequent basis.

As a smaller reporting company, management’s report as to controls and procedures is not subject to attestation by our registered public accounting firm.

ITEM 9B.  OTHER INFORMATION

On July 17, 2011, we filed a report on Form 8-K. The report explained that effective July 15, 2011, our stock began trading on the Over the Counter Bulletin Board (OTCBB).  Regardless of this listing, we continue to trade electronically on the OTCQB operated by OTC Markets, Inc. (formerly Pink Sheets).  We did not request the OTCBB listing; rather, an independent market maker filed the appropriate forms for us to be listed.  We received no advanced notice of the listing.  We believe that we will continue to be timely with our corporate filings and that we will remain listed on both the OTCBB and the OTCQB systems.

In the same report, we advised that we received information from several shareholders that a website calling itself Penny Stock Rampage claimed that we hired it to conduct stock promotion activities.  The site asserted that we spent $35,000 in promotional fees.  The claim has since been removed from the site.  Nevertheless, we want to make it clear that the Company's policy is not to promote its trading stock.  Nobody involved with the Company has spoken to the persons claiming to operate as Penny Stock Rampage and we specifically disavow any claims on the site.  We note that the site was most likely created by penny stock traders known as "flippers" who make a profit based on movements in small cap stocks.  We caution investors that they should not purchase stock based on discussions on public stock discussion sites or on promotional sites such Penny Stock Rampage.  Over the counter securities are high risk investments. Neither the Company nor its affiliates will pay for stock promotion.

Finally, we notified shareholders that we will be phasing out our mailing addresses in the United States.  Paper-based mail for the Company should be sent to the address in the United Kingdom that is shown on our website, www.accreditedbiz.com . Legal service of process should be made upon ABC Agents, Inc., our commercial registered office provider with a copy being sent by ordinary mail to our United Kingdom location. However, despite this advisement, we continue to maintain both the United Kingdom and the United States address.

On March 12, 2011, we filed a report on Form 8-K advising shareholders that, on February 10, 2011, the Securities and Exchange Commission sent Accredited Business Consolidators Corp. a letter advising the Company that it failed to comply with certain reporting responsibilities required by the Securities Exchange Act of 1934.  The letter directed AccreditedBiz to file its delinquent reports within fifteen (15) days of the date of the letter.  The letter stated that, in the event AccreditedBiz fails to file its delinquent reports, the Securities and Exchange Commission may choose to initiate proceedings to revoke the Company's registration and/or issue a trading suspension for the stock. AccreditedBiz advised the Securities and Exchange Commission that it recognized its responsibility to file its reports.  The Company explained that it filed audited annual reports for the periods of 1997 through 2007.  In addition, AccreditedBiz notified the SEC that its most recent quarterly report was filed and that the report provided shareholders with an understanding of the Company's financial position and its business plan. Subsequently, AccreditedBiz received contact from the Securities and Exchange Commission staff attorney working on the case.  The staff attorney advised that the SEC informally granted the request for an extension and marked their database with the proposed dates.  The informal action does not constitute a no-action determination by the SEC and they may, in their discretion, take any action if they deem it appropriate. We ultimately did complete the required filings and, to date, have no information that suggests that the SEC intends to take action against us.

On February 14, 2011, we filed a report on Form 8-K explaining that we replaced our share issuance moratorium with a permanent shareholder rights bylaw.  Pursuant to the bylaw, the present authorized number of common shares, i.e., 450,000,000, will remain that maximum number of common shares.  No change to the authorized number of common shares can take place unless the Company provides public notice by press release and Securities and Exchange Commission filing at least sixty (60) days before the change.  The release shall explain:  (a)  When the authorized number of shares will increase; (b) The reason the additional shares will be issued; and (c) an explanation as to how the issuance of additional shares will ultimately increase shareholder value.  Finally, if the shares are ever increased beyond the 450,000,000 presently authorized, the increase in the authorized shall be to the exact amount of the proposed issuance of shares. While this new bylaw caps share issuances without sixty (60) days notice to the shareholders, it does provide about 13,600,000 shares that that Company could possibly issue without raising the authorized.  Presently, the Company has no intention or need to issue those shares.  If the shares are ultimately issued, the Company would issue an SEC filing stating the reasons for that issuance. The present share structure of the Company for common shares is:   436,399,566 issued and outstanding which includes 70,546,600 restricted shares and 365,852,966 free trading shares.   Of the 365,852,966 free trading shares, 328,837,743 are in the name of CEDE & Co. and the remaining are in certificate form on file with the transfer agent. The Company has received several inquiries from shareholders as to the status of the moratorium along with suggestions that the Company issued free trading shares into the open market.  The Company has not authorized any new free trading shares, did not sell any free trading shares to any accredited investor, and has not issued an offering allowing for the purchase of free trading shares.  All present common shares that are issued and outstanding are over ten years old and originated with the Company's prior offerings.

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

Audit Committee and Audit Committee Financial Expert: Our Board of Directors did not have an Audit Committee other than the Company’s officers and it does not have an Audit Committee Financial Expert.

  Compensation Committee: Our Board of Directors did not have a Compensation Committee.

Section 16(a) Beneficial Reporting Compliance: Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other of our equity securities. These insiders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file, including Forms 3, 4 and 5. There have been no changes in the ownership of our control shares that we are aware of.

Code of Ethics: We have not yet adopted a Code of Ethics for our executive officers. However, current management is aware that a duty exists for the executive staff to bring value to the shareholders of this Company.

ITEM 11.  EXECUTIVE COMPENSATION

During fiscal year 2011, our executives did not receive compensation from us.  Neither Joanna Chmielewska nor Andy William will be collecting a regular salary until the Company achieves certain goals such as maintaining an interest in an affiliated company that creates sufficient cash flow to enable a salary.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of the date of this report, certain information with respect to the beneficial ownership of our voting securities by (i) each person or group owning more than 5% of the Company’s securities, (ii) each director, (iii) each executive officer and (iv) all executive officers and directors as a group. The information presented in the table is based on 436,399,566 common shares and 500,000,000 preferred shares with the same voting rights as the common shares in existence as of December 31, 2011.

Name and		Amount and
Address of	Title of	Nature of Beneficial	Percent of
Beneficial Owner(1)	Class	Ownership	Class

My Pleasure Ltd., controlling shareholder, a United Kingdom company
managed by Joanna Chmielewska, President of AccreditedBiz         Preferred Stock          500,000,000         53%

All officers, directors, and control persons as a group                         Preferred Stock          500,000,000        53%

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Transactions:  During the fiscal year 2011, the Company received various loans from My Pleasure Ltd.  My Pleasure Ltd. is the controlling shareholder.  These loans are considered related-party transactions.  Similarly, the Company made loans to various companies and enterprises.  Each of these loans is considered a related party transaction because we are affiliated with the companies that received the funding.  Because of the affiliation and related party status, we may have overlooked certain facts that an ordinary lender would consider such as the length of time the business existed and its revenues.  Because our loans were meant to help the companies start up, they may be considered extremely high risk lending.

Director Independence:   The Company does not believe we have any independent directors under the definition of “independent director” set forth in the Rules of NASDAQ, Marketplace Rule 4200(a)(15).  We note that we no longer trade on the NASDAQ market and are presently trading on the over-the-counter market.  As such, we are not required to comply with NASDAQ Marketplace Rules.

During 2011, Joanna Chmielewska was the sole director of the Company.  Ms. Chmielewska was also the President of our controlling shareholder, My Pleasure Ltd.  We do not assert that Ms. Chmielewska was independent within the meaning of Regulation S-K or any other definition.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

AUDIT FEES:

The following lists fees billed by Berman W. Martinez y Asociados, current auditors for the Company, for the years ended December 31, 2011 and 2010.

	2011	2010
Audit Fees	$2500.00	$$750.00
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

AUDIT COMMITTEE APPROVAL POLICIES AND PROCEDURES

Presently, the board of directors acts as the Company's Audit Committee.  The present Audit Committee does not have a financial expert serving on its committee at this time due to the size and nature of the Company. All audit and non-audit services were obtained after the fiscal year in question, and were approved by the Audit Committee, which consists of the members of the board of directors which considers, among other things, the possible effect of the performance of such services on the auditors' independence. The Audit Committee approves the annual engagement of the principal independent registered public accounting firm, including the performance of the annual audit and quarterly reviews for the subsequent fiscal year, and approves specific engagements for tax services performed by such firm. The Audit Committee has also established policies and procedures for certain enumerated audit and audit related services performed pursuant to the annual engagement agreement, including services associated with SEC filings approved by the Board of Directors; review of periodic reports and other documents filed with the SEC or other documents issued in connection with filings, such as comfort letters and consents; assistance in responding to any SEC comment letters, if any; and consultations with such firm as to the accounting or disclosure treatment of transactions or events and the actual or potential impact of final or proposed rules, standards or interpretations by the SEC, Public Company Accounting Oversight Board (PCAOB), Financial Accounting Standards Board (FASB), or other regulatory or standard-setting bodies. The Audit Committee is informed of each service performed pursuant to its policies and procedures. The Audit Committee has considered the role of Berman W. Martinez y Asociados in providing services to us for the fiscal year ended December 31, 2011 and has concluded that such services are compatible with such firm's independence.

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

Accredited Business Consolidators Corp.

Date: February 27, 2012	/s/ Joanna Chmielewska
Joanna Chmielewska
President and Chief Financial Officer

EXHIBIT

Berman W. Martinez y Asociados

Contadores Publicos Autorizados

Managua, February 09, 2012

Report of Independent Auditors

To Members of the Board
ACCREDITED BUSINESS CONSOLIDATORS CORP.

We have audited the accompanying consolidated balance sheet of ACCREDITED BUSINESS CONSOLIDATORS as of December 31, 2011 and the related statements of income, statement of changes in equity and cash flows for the year ended December 31, 2011 and a summary of significant accounting policies and other explanatory notes.

Responsibility for administration of the financial statements

The administration of ACCREDITED BUSINESS CONSOLIDATORS CORP. is responsible for the preparation and fair presentation of financial statements in accordance with United States Generally Accepted Accounting Principles (GAAP) issued by the Financial Accounting Standard Board (FASB). This responsibility includes: designing, implementing and maintaining internal control relevant to the preparation and submission of financial statement, which do not contain significant errors, whether due to fraud or error, as well as selecting and applying appropriate accounting policies and making accounting estimates that are reasonable in the circumstances.

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

We believe that the audit evidence obtained is sufficient and appropriate to provide a basis for our opinion. We have also evaluated the accompanying financial statements, notes and annexes ACCREDITED BUSINESS CONSOLIDATORS CORP. as of December 31, 2011.

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

Opinion

In our opinion the accompanying balance sheet of ACCREDITED BUSINESS CONSOLIDATORS CORP. as of December 31, 2011 and the related income statement, statement of changes in equity and cash flows for the period to December 31, 2011 and as the summary of significant accounting policies and other explanatory notes present fairly, in all material respects, the financial situation of ACCREDITED BUSINESS CONSOLIDATORS CORP., in accordance with International Generally Accepted Accounting Principles.

Ongoing concern Warning

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

Lic. Berman W. Martínez Martínez

Authorized Public Accountant

Direccion Rubenia C28  Telefono [505] 22222198 - 22663124 Fax 22223032 Apartado: 1488
Miembro de la Camara Nicaraguense de Contadores Publicos y Consultores

ANNEX I

	ACCREDITED BUSINESS CONSOLIDATORS CORP.
	BALANCE SHEET
	At December 31, 2011
	Expressed in Dollars

ASSETS
Current assets
Cash and Bank Account	Note 5		1,468.72
Bank		1,468.72
Temporary Investments (stocks)	Note 6		90,254.89
Industrial Supply Co LLC		2,500.00
Hiland Terrace Corp		4,200.00
3-101-53218 S.A		2,000.00
Southeast Banking Corp		7,763.40
Soluciones Faciles S.A		5,000.00
Accredited Business Consolidators Corp.		5,560.77
AVRO- Averion Interational Corp		1,601.00
Diversified Land Management Group, Inc		225.00
Rodman & Renshaw Gap. Gp, Inc		22,325.00
IAHL- IAHL Corporation		38,879.72
JMON- James Monroe Capital Corp.		200.00
Accounts Receivable			49,336.31
Industrial Supply Co LLC		2,737.59
Richwood Eco Ventures Inc.		35,612.50
Telecom Tools Inc.		2,112.00
Accredited Suppliers Corp.		2,713.95
Domain Management Inc.		2,185.41
Identifier Inc.		325.11
Italian Oven Financial Inc.		137.50
Italian Oven Travel & Entertainment Corp.		137.50
Italian Oven International		137.50
Italian Oven Intellectual Property Corp.		137.50
Italian Oven Technologies Inc.		137.50
Accredited Hospitality Group, Inc		137.50
Accredited Consolidators Europe		1,784.75
Calichi Sino Inc.		1,040.00
TOTAL ASSETS:			141,059.92

LIABILITIES
Current liabilities:
Loans from shareholders			191,676.00
My Pleasure Ltd.		191,676.00
Interest on loans from shareholders			55,037.80
My Pleasure Ltd.		55,037.80
TOTAL LIABILITIES:	Note 7		246,713.80

CAPITAL
Stockholders' equity
Accumulated Deficit			(255,653.88)
Preferred stock, $.0001 par value, 500,000,000 shares issued			50,000.00
Common Stock, $0.0001 par value, 450,000 ,000 shares
authorized, 436,399,566 shares issued and outstanding			43,640.00
Adjustments to Shareholder's equity(deficit caused by par value
previously shares issued)			(43,640.00)
Additional paid-in Capital			100,000.00
TOTAL CAPITAL:	Note 8		(105,653.88)

LIABILITIES AND STOCKHOLDER EQUITY			141,059.92

The accompanying notes are an integral part of the financial statements.

ANNEX II

ACCREDITED BUSINESS CONSOLIDATORS CORP.
STATEMENTS OF OPERATIONS
At December 31, 2011
Expressed in Dollars

		Year Ended December 31, 2011.

REVENUE		318.20
Commissions	163.68
Dividends	0.11
Interest on loans	154.41
TOTAL INCOME		318.20

EXPENDITURES
General and administrative		27,060.42
Office rent	1,261.69
Business Administrative expenses	685.69
Telephone expenses	305.00
Internet services	1,795.04
Audit services	2,250.00
Bank fees	668.40
Travel Services	927.00
Interest on loans	19,167.60
Profit (or loss) before income taxes		(26,742.22)
Provision for income taxes		0.00
Profit (or loss)		(26,742.22)
The accompanying notes are an integral part of the financial statements.

ANNEX III

ACCREDITED BUSINESS CONSOLIDATORS CORP.
CASH FLOW STATEMENTS
At December 31, 2011
Expressed in Dollars

Year Ended December 31, 2011.

Cash flows from operating activities:
Net Loss	(26,742.22)
Temporary investments	0.00
Adjustments to reconcile net loss to net cash used
Note payable issued in exchange for services	0.00
Common stock issued for services	0.00
Net accounts payable	0.00
Interest payable	17,244.07
Notes payable	0.00
Net cash used in operating activities	(9,498.15)
Cash flows from investing activities:
Net fixed asset acquisitions
Cash flows from financing activities:
Suppliers Loan	0.00
Net Temporary Investments	0.00
Brokerage net Invest	0.00
Advances from stockholders	0.00
Net cash provided by financing activities	0.00
Net change in cash	0.00
Cash at the beginning of period	10,966.87
Cash at the end of period	1,468.72

The accompanying notes are an integral part of the financial statements.

ANNEX IV

ACCREDITED BUSINESS CONSOLIDATORS CORP.
STATEMENT OF STOCKHOLDER'S EQUITY
At December 31, 2011
Expressed in Dollars

Detail	Capital on Shares	Capital Stock	Paid-In Capital	Retained Earning	Accumulated Incomes	Total
Balance as December [31] 2011			150,000.00		(228,911.66)	(78,911.66)
Preferred Shares 500,000,000 authorized at $0.0001	500,000,000.00	0.0001	50,000.00
Common Shares 450,000,000 authorized at .0001	436,399,566.00	0.0001	43,640.00
Comprehensive Income:
Net Income Year ended 2011						(26,742.22)
Less par value of treasury shares
Additional Paid-in Capital			100,000.00
Adjustments to Shareholder's equity			(43,640.00)
Balance as December [31] 2011	936,399,566.00		150,000.00		(228,911.66)	(105,653.88)

ACCREDITED BUSINESS CONSOLIDATORS CORP.
Notes to the financial statements for the year ended
At December 31, 2011.

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

Note 2.        Related party transactions.

Since late 2008 when the majority ownership of the Company was acquired by My Pleasure Limited of the United Kingdom, the majority of Accredited’s funding came from My Pleasure Ltd. This funding is considered a related party transaction. Similarly, with respect to the loans made by Accredited during 2011, the funds were made to affiliated of the Company and are considered related party transactions. These transactions create additional risk as the loans made and received may not meet normal business standards and due diligence.

Note 3.        Commitments and contingencies.

At 31 December 2011, the Company is not subject to contingencies or commitments or obligations under lease commitments.

Note 4.        Going concern.

At 31 December 2011, the Company had insufficient working capital. As such, the accompanying financial statements have been prepared assuming the Company will continue as a going concern. The company does not have sufficient working capital for its planned activities, which raises substantial doubt about its ability to continue as a going concern. The continuation of the company as a going concern depends on obtaining additional working capital. In addition, the company’s business model is untested and untried. The Company invests in high risk start-up enterprises. The Company will rely on receiving additional funding from My Pleasure and other enterprises in order to continue making investments and loans. This situation makes Accredited a company that is suitable for investment only by for professional investors that understand the inherent risks of a company that invests in start–up enterprises. Additionally, the Company trades on the Over-the-Counter market, a volatile market for professional investors who understand the risks inherent in trading stocks that lack liquidity.

Note 5.        Cash and Bank Account

On March 29th 2011, the Company closed all the bank accounts it maintained, however in kept two bank account. The amount of such bank accounts includes: The amount of the bank account includes the following Bank account:

Account Number	Amount
38300640-8569	325.99
38300640-8572	640.31
OptionsXpress Brokerage Account	500.42
Total	10,966.87

Note 6.        Temporary Investments (stocks)

Temporary investments for the year ended 31 December 2011, amount to the amount of $ 90,254.89 and are composed as follows.

Temporary Investments(Stocks)	Description	Amount
Industrial Supply Co LLC	25% Company' Interest	2,500.00
Hiland Terrace Corp	43,639,950 common shares. 1,000,000 preferred shares	4,200.00
3-101-53218 S.A	25% outstanding stock	2,000.00
Southeast Banking Corp	77634 Common Stocks	7,763.40
Soluciones Faciles S.A	25% Ownership	5,000.00
ACDU- Accredited Business Consolidator Corp.	888, 681 common shares	5,560.77
AVRO- Averion Interational Corp	395.78 preferred Share	1,601.00
RODM-Rodman Renshaw Cap. Gp, Inc	4,150 Common shares	22,325.00
IAHL- IAHL Corporation	167, 500 Common Shares	38,879.72
JMON - James Monroe Capital	1, 000,000 Common Share	200.00
Diversified Land Management Inc	4,363,996 Common Shares	225.00
Total		90,254.89

On April 14, 2011 the 125,000 shares from Hudson Holding Corp became 4,150 Shares of Rodman Renshaw Cap Gp, Inc. The value reflects the amount paid for the original shares.

On May 23, 2011 the company bought Diversified Land Management Group. However, to date, the Company has not received its share certificate.

Note 7.        Liabilities.

Current Liabilities consist of loans made by My Pleasure Ltd. to the Company; the Current Interest Payable contains the accrued Interest of loans from 2008, 2009, and 2010

Note 8.        Capital.

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

On May 10, 2010, the Company deleted 34 shares that were listed as previously having been issued. This was because the transfer agent rounded fractional shares to the nearest whole share. One shareholder maintained 66/100th of a share that the transfer agent listed as a whole share. After the 100 for 1 forward split that occurred in 2009, the .66 shares became 66 shares. The transfer agent requested permission to correct the records in this regard and the Company granted permission.

Berman W. Martinez y Asociados
Contadores Publicos Autorizados

 PCAOB REGISTERED

 CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the use, in the statement on Form 10K of Accredited Business Consolidators Corp. of our report dated February 09, 2012, on our audit of the financial statements of Accredited Business Consolidators Corp. as of December 31, 2011 and the related statements of operations, stockholders' equity and cash flows for the year ended December 31, 2011 and the reference to us as experts or auditors.

Berman W. Martínez Martínez

Authorized Public Accountant

Managua, Managua

February 09, 2012

Direccion Rubenia C28  Telefono [505] 22222198 - 22663124 Fax 22223032 Apartado: 1488

Miembro de la Camara Nicaraguense de Contadores Publicos y Consultores