Form 10-Q
period 2012-03-31
ACCREDITED BUSINESS CONSOLIDATORS CORP.
filed 2012-05-15
CIK 933425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012.

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
(Registrant's prior address)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) or the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   (X)  No   ( )

Indicate by check mark whether the registrant is, a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	¨	Accelerated filer	¨
Non-accelerated filer	¨	Smaller reporting company	X
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

 Yes    ( )    No    (X)

 Transitional Small Business Disclosure Format (Check one): Yes ( ) No (X)

 The aggregate market value of the common stock held by all persons using the price of $.0029, which is the price at the close on March 30, 2012, is $1,265,558. As of March 31, 2012, there are 436,399,566 common shares outstanding with a par value of .0001. There are 500,000,000 preferred shares outstanding which share the same voting rights as the common stock except that their voting power will never be less than 51%.  Therefore, the common stock represents slightly less than half of the Company's control.

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

ACCREDITED BUSINESS CONSOLIDATORS CORP.

BALANCE SHEET

At March 31, 2012 3Q

Expressed in Dollars

ASSETS

Current assets :

Cash and Bank Account		$ 3,978.20
Banks	3,978.20
Temporary Investments(stock)		$ 92,254.89
Industrial Supply Co LLC	2,500.00
Hiland Terrace Corp	4,200.00
3-101-53218 S.A	2,000.00
Southeast Banking Corp	7,763.40
Soluciones Faciles S.A	5,000.00
Accredited Business Consolidators Corp.	5,560.77
Averion International Corp	1,601.00
Diversified Land Management Group, Inc	225.00
Rodman & Renshaw Gap. Gp, Inc.	22,325.00
IAHL- IAHL Corporation	38,879.72
JMON- James Monroe Capital Corp.	200.00
Hotels and Stuff, Inc.	2,000.00
Accounts Receivable		$ 49,336.31
Industrial Supply Co LLC	2,737.59
Richwood Eco Ventures Inc.	35,612.50
Telecom Tools Inc.	2,112.00
Accredited Suppliers Corp.	2,713.95
Domain Management Inc.	2,185.41
Identifier Inc.	325.11
Italian Oven Financial Inc	137.50
Italian Oven Travel & Entertainment Corp.	137.50
Italian Oven International	137.50
Italian Oven Intellectual Property Corp.	137.50
Italian Oven Technologies Inc.	137.50
Accredited Hospitality Group, Inc	137.50
Accredited Consolidator Europe PLC	1,784.75
Calichi Sino	1,040.00
TOTAL ASSETS:		$ 145,569.40

LIABILITIES

Current liabilities:

Loans from shareholders		$ 191,676.00
My Pleasure Ltd.	191,676.00
Interest of loans from shareholders		$ 55,037.80
My Pleasure Ltd.	55,037.80

Long term liabilities:
Notes Payable		$ 8,000.00
Drub Howlety, Inc. (non affiliate loan)	8,000.00
TOTAL LIABILITIES:		$ 254,713.80

CAPITAL
Stockholders' equity

Accumulated Deficit		$ (259,144.37)
Preferred stock, $.0001 par value, 500,000,000 shares authorized		$ 50,000.00
500,000,000 shares issued or outstanding
Common Stock, $0.0001 par value, 450,000,000 shares authorized, 436,399,566 shares issued and outstanding		$ 43,640.00
Adjustments to Shareholder's equity(deficit caused by par value previously shares issued)		$ (43,640.00)
Additional paid-in Capital		$ 100,000.00
TOTAL CAPITAL:		$ (109,144.37)

LIABILITIES AND STOCKHOLDER EQUITY		$145,569.43

The accompanying notes are an integral part of the financial statements.

ACCREDITED BUSINESS CONSOLIDATORS CORP.
CASH FLOW STATEMENT

At March 31, 2012

Expressed in Dollars

Quarter
Ended
March 31,
2012
Cash flows from operating activities:

Net Loss	$ (3,490.49)
Adjustments to reconcile net loss to net cash used
Note payable issued in exchange for services	-
Net loans on subsidiary
Interest payable
Account payable	-
Net cash used in operating activities	$ (3,490.49)
Cash flows from investing activities:
Stock acquired	(2,000.00)
$ (2,000.00)
Cash flows from financing activities:
Long terms loans	8,000.00
Net cash provided by financing activities	8,000.00
Net change in cash	2,509.48

Cash at the beginning of period	1,468.72
Cash at the end of period	$ 3,978.23

The accompanying notes are an integral part of the financial statements.

ACCREDITED BUSINESS CONSOLIDATORS CORP.

STATEMENT OF OPERATIONS
At March 31, 20123Q

Expressed in Dollars
Quarter
Ended
March, 31,
2012
REVENUE	$ 0.03
Commissions	-
Dividends	0.03
Interest on loans	-
TOTAL INCOME	$ 0.03

EXPENDITURE

General and administrative	3,490.52

Office rent	306.04
Business administrative expense
Telephone expenses	107.00
Internet services	70.53
Audit services	2,500.00
Bank fees	228.85
Travel Services	278.10
Profit (or loss) before income taxes	(3,490.49)
Provision for income taxes	0
Profit (or loss)	$ (3,490.49)

The accompanying notes are an integral part of the financial statements.

ACCREDITED BUSINESS CONSOLIDATORS CORP.
STATEMENT OF STOCKHOLDER'S EQUITY

Detail	Capital on Shares	Capital Stock	Paid-In Capital	Retained Earning	Accumulated Deficit	Total

Balance as March 31, 2012			150,000.00		$(255,653.88)	$(105,653.88)
Preferred Shares 500,000,000 authorized at $0.0001	500,000,000	0.0001	$50,000.00
Common Shares 450,000,000 authorized at .0001	436,399,566	0.0001	$43,640.00
Comprehensive Income:
Net Income Quarter ended March 2012						(3,490.49)
Less par value of treasury shares
Additional Paid-in Capital			$100,000.00
Adjustments to Shareholder's equity			$(43,640.00)
Balance as March 31, 2012	936,399,566		$150,000.00		$(255,653.88)	$(109,144.37)

ACCREDITED BUSINESS CONSOLIDATORS CORP.
ACCOMPANYING NOTES

At March 31, 2012

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

Organization and business

Accredited Business Consolidators Corp. (the "Company" or "accredited") was organized in 1990 under the name Fornello USA, Inc. Accredited changed its name to The Italian Oven, Inc., to reflect the operation of various Italian restaurants. However, in October 1996, the company had no funds to sustain itself, and filed for protection under Chapter 11 of Federal Bankruptcy Code, presented a plan with the Bankruptcy Court, which is stripped of all assets, including intellectual property, the plan provided no payment to shareholders, but did not cancel or terminate the common shares of the company. The Bankruptcy Court of the United States for the Western District of Pennsylvania approved the bankruptcy plan and on July 17, 1998, the company emerged from bankruptcy.
After the company emerged from bankruptcy, and until December 31, 2007, the company did not conduct any business. It had no operations or assets. Instead, it simply remained dormant while the administration sought an opportunity for its shareholders. The Company has no restaurants and is not affiliated with the restaurants that bear his name.
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

Note 3: Commitments and contingencies

At March 31, 2012, the Company is not subject to contingencies or commitments or obligations under lease commitments.

Note 4: Going concern

At March 31, 2012, the Company had insufficient working capital. As such, the accompanying financial statements have been prepared assuming the Company will continue as a going concern. The company does not have sufficient working capital for its planned activities, which raises substantial doubt about its ability to continue as a going concern. The continuation of the company as a going concern depends on obtaining additional working capital. In addition, the company’s business model is untested and untried. The Company invests in high risk start-up enterprises. The Company will rely on receiving additional funding from My Pleasure and other enterprises in order to continue making investments and loans. This situation makes Accredited a company that is suitable for investment only by for professional investors that understand the inherent risks of a company that invests in start–up enterprises. Additionally, the Company trades in the Over-the-Counter market, a volatile market for professional investors who understand the risks inherent in trading stocks that lack liquidity.

Note 5:
On March 31, 2012 the Company closed all the bank accounts it maintained, however It kept two bank accounts and one brokerage account. The amount of such bank accounts includes:

38300640-8569	3,007.32
38300640-8572	470.46
OptionsXpress Brokerage Account (cash)	500.45
$ 3,978.23

Note 6:
Temporary Investments(Stocks)	Description	Amount (original purchase price, not adjusted for current market price)
Industrial Supply Co LLC	25% Interest in the company	$ 2,500.00
Hiland Terrace Corp	43, 639,950 Common share	$ 4,200.00
1, 000,000 Preferred Share
3-101-53218 S.A	25% outstanding stock	$ 2,000.00
Southeast Banking Corp	77634 Common Stocks	$ 7,763.40
Soluciones Faciles S.A	25% Ownership	$ 5,000.00
ACDU - Accredited Business Consolidators	888, 681 common shares	$ 5,560.77
AVRO- Averion International Corp	395.78 preferred Shares	$ 1,601.00
RODM- Rodman Renshaw Cap. Gp, Inc	4,150 Common shares	$ 22,325.00
IAHL- IAHL Corporation.	167, 500 Common Shares	$ 38,879.72
JMON - James Monroe Capital.	1, 000,000 Common Share	$ 200.00
Diversified Land Management Inc.	4,363,996 Common Shares	$ 225.00
Hotels and Stuff, Inc.	20,000 Shares/0.10 per share	$ 2,000.00
Total		$ 92,254.89
Note 7:
On April 14, 2011, the 125,000 shares from Hudson Holding Corp became 4,150 Shares of Rodman Renshaw Cap Gp, Inc. this change maintains the value of acquisition cost .
On May 23, 2011, the company bought Diversified Land Management Group, although the shares were paid the certificate has not yet been delivered. It is expect to be replaced through the transfer agent.

Note 8:
The Current Liabilities consist of loans made by My Pleasure Ltd. to the Company.
The Current Interest Payable contains the accrued Interest of loans from 2008 through 2012.

Note 9: Capital

The additional paid in capital of $100,000 is based on the remaining $0.02 per share.

The adjustment to the shareholder's equity of $43,640 is made to correct the deficit caused by the par value of the share issued prior to 2008.

On September 29, 2009, the Company cancelled the 1,892,100 share in the treasury

On May 10, 2010, the Company deleted 34 shares that were listed as previously having been issued. This was because the transfer agent rounded fractionally shares to the nearest whole share. One shareholder maintained 66/100th of a share that the transfer agent listed as a whole share. After the 100 for 1 forward split that occurred in 2009, the .66 share became 66 shares. The transfer agent requested permission to correct the record in this regard and the company granted permission.

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

For the upcoming quarters of 2012, the Company will focus primarily on its Accredited Transcription Corp., SadBro, Telecom Tools, Identifier Inc., and RSS Marketing programs along with some projects that have not yet been announced because of uncertainties in forming a material agreement.

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

Plan of Operation and Statement of Operations

Subsequent to the purchase of control by My Pleasure Ltd., the Company changed its scope of operations. The Company's business model turned into that of a holding company engaged in locating business opportunities. ACDU would either create the business themselves, form partnerships or joint ventures with third parties, or make direct investments into other corporations. Most of the business opportunities would involve distressed entities or new entities. As a result, ACDU would be required to help assist the companies locate loans or equity finance to enhance the potential for success of the ventures. These companies and ventures may also need to file registration statements with the Securities and Exchange Commission so that they may seek investment money from the public. With this business plan in mind, ACDU created certain related companies as discussed below.  While ACDU will own part, and in some cases most or all, of the entities below, the Company has not directed a stock transfer agent of these entities to issue shares to it.  Once the shares are activated, formal documentation will be filed and the shares will appear, unless they already appear, on the Company’s balance sheets.

1. Italian Oven International, Inc. ("IOII"). IOII was formed in January 2009 through a filing with the Pennsylvania Secretary of State to hold investments into small businesses located outside of the United States. IOII remains dormant and its business plan has not advanced.

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

4. Accredited Hospitality Group Inc. ("AHG"). AHG is a Pennsylvania corporation formed in November 2009. AHG was formed to develop investments in the hospitality industry. Presently, AHG's sole contract is to provide management services with Hiland Terrace Corp., a small hotel in North Huntingdon, Pennsylvania. The contract does not presently provide revenue to AHG due to Hiland Terrace's financial position. It is noted that the Hiland Terrace was sold to Hotels & Stuff, Inc., a Colorado corporation, in December 2011. Hotels & Stuff will continue its relationship with ACDU. Hotels & Stuff Inc. is set to take control of the management of the Hiland Terrace effective June 1.

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

9. Richwood Eco Ventures, Inc. ("REVI"). REVI is a Pennsylvania corporation formed in 2009. REVI operated a venture whereby it had Richwood Corporacion in Nicaragua process wood for it which was then sold to enterprises in Europe and the United States. REVI filled two orders for wood from a company in Andorra and caused the timber to be delivered; however, it has since been impaired from operating because of several factors. The first material event was that its consulting director fell ill and was unable to continue in his capacity. This left REVI with no experienced officer in the field. Concurrently, creditors of Rich Forest Management took over the Richwood factory as they claimed to hold a mortgage thereon. While REVI, through its affiliates, owned approximately $100,000 in equipment assets, those assets were inside the factory. REVI's affiliates are presently going through both criminal and civil legal channels to reacquire possession of its wood processing equipment. Once REVI obtains the equipment, it will either partner with another wood processing plant or it will open its own plant. In either case, REVI will need capital and will file an appropriate registration statement with the Securities and Exchange Commission so that it can raise money. During 2011, the legal challenges remained pending. In early 2012, REVI’s affiliates obtained a court order to retrieve their property. However, the opposing party obtained a temporary stay of the Order.

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

14.  3-101-532180, S.A., of Costa Rica. 3-101-532180 S.A. operates a mall-based clothing store in Costa Rica. ACDU owns 25% of 3-101-532180 S.A.  The Company is expanding to Spain, most likely Madrid or Barcelona, in 2011. However, the Spain store will be a separate entity. It is expected that ACDU will own 25% of the Spanish entity that will be formed for this operation or will participate in a joint venture agreement whereby it controls a 25% interest therein. During 2011, 3-101-532180 did indeed expand to Spain with a slight direction to the program. The new venture focuses on new age materials. During 2012, a Pennsylvania entity will be formed to purchase certain loans made to the new enterprise. It is expected that ACDU will own between 9 and 24% of the new entity. The new entity was not formed during the first quarter of 2012, but will be during the second quarter.

15.  Hiland Terrace Corp.  The Company owns less than 10% of the Hiland Terrace Corp., a corporation that owned a small motel and office center in Pennsylvania.  Hiland Terrace Corp. sold the hotel in December 2011 to Hotels & Stuff, Inc. a Colorado corporation. ACDU will receive shares in Hotels & Stuff Inc. to compensate it for its percentage of ownership in Hiland Terrace Corp. ACDU received certain Hotels & Stuff shares during the first quarter of 2012.

16.  Identifier Inc. ("II"). II was formed in 2010 to earn advertising revenue from websites. The websites focus on the release of data in a publicly alterable wiki format. II requires additional capital to implement its business model. During the first quarter of 2012, Identifier Inc. did not have substantial operations to report. However, during the second quarter of 2012, Identifier Inc. will be hiring a full time programmer in India to establish their internet sites so that the business model will move forward. The Company has narrowed its choice between two programming companies based in India that will supply programming staff for 48 hours per week.

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

19. SadBro Cinema Inc. (“SadBro”). SadBro is a Pennsylvania corporation formed during 2011 that is in the process of filing a registration statement with the Securities and Exchange Commission. SadBro maintains a licensing agreement to create, produce, and complete a film preliminarily titled, “The Convocation.” The screenplay is completed, but subject to certain editing. Once the registration statement is filed, ACDU plans on providing support for the enterprise. Final determinations have not been made as to the extent of ACDU’s involvement in the project, but it is expected that ACDU will own between 9% and 24% of the Company. During the first quarter of 2012, ACDU continued to assist SadBro with its plan of moving forward with respect to the movie development. SadBro officials are preparing an inventory of assets for financial statements so that the movie can be funded with the help of ACDU affiliates.

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

21. Accredited Transcription Corp. (“ATC”). ATC is a Pennsylvania corporation formed in 2011 to effectively administer certain patents for technology. ACDU will own approximately 15% of ATC. ATC did obtain, through assignment, 66.6% of United States Patent 6,298,326 for an off-site data entry system. The Company believes that the patent is being infringed upon by several vendors of cellular and wireless systems including those built into both the current version of Google’s Android and Apple’s I-Phone operating systems. Therefore, ATC retained legal counsel to assist it in prosecuting its claims. Once final documents are executed, ATC will provide an announcement of its litigation strategy.

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

ITEM 4.  Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, management carried out an evaluation, with the participation of the Company’s Principal Executive Officer and Financial Officer, of the effectiveness of the Company's disclosure controls and procedures, as of March 31, 2012. Based on the evaluation as of March 31, 2012, the Principal Executive Officer and Financial Officer of the Company have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e)and 15d-15(e) under the Exchange Act) appear to be more effective than in the past. The Company believes it will be able to meet all SEC filing deadlines absent problems originating from its service providers.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ending on March 31, 2012, that materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Part II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

The Company has no material legal actions pending against it or any of its subsidiaries. The Company, through its affiliates, is engaged in litigation to achieve access to the property belonging to Richwood Eco Ventures Inc. The property consists of wood processing equipment. While the Richwood Eco Ventures matter is not material to the Company to the extent it will affect our business model of assisting other companies, it is material to our subsidiary, Richwood Eco Ventures, Inc. Prevailing in the legal actions would greatly assist in the success of Richwood Eco Ventures. However, there is no certainty in legal proceedings. During the first quarter of 2012, Richwood Eco Ventures’ agents and affiliates received a judicial order for the return of the property in question. However, the possessor of Richwood’s property obtained a stay of that Order. We expect that additional information will be available during the second quarter. The equipment is not included on ACDU’s balance sheets but is included here so that shareholders are away of ongoing proceedings with affiliated companies.

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

Reports on Form 8-K

 During the first quarter of 2012, we did not issue any notices on Form 8-K.

ACCREDITED BUSINESS CONSOLIDATORS CORP.

 SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Accredited Business Consolidators Corp.

Date: May 15, 2012	/s/ Joanna Chmielewska
Joanna Chmielewska
President and Chief Financial Officer