Form 10-Q
period 2012-06-30
ACCREDITED BUSINESS CONSOLIDATORS CORP.
filed 2012-08-17
CIK 933425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012.

Commission file number 0-27182

ACCREDITED BUSINESS CONSOLIDATORS CORP.
(Exact name of registrant as specified in its charter)

PENNSYLVANIA	25-1624305
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

196 WEST ASHLAND STREET
DOYLESTOWN, PA 18901
(Address of principal executive offices, including zip code)

+1-267-864-7737
+1-267-371-5168 Facsimile
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) or the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☑  No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (s. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐.

Indicate by check mark whether the registrant is, a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐

Accelerated filer ☐

Non-accelerated filer ☐

Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

 Yes    ☐    No    ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 436,399, 566 common shares as of July 31, 2012.

Note: The aggregate market value of the common stock held by all persons using the price of $.0018, which is the price at the close on June 29, 2012, is $785,519. As of June 30, 2012, there were 436,399,566 common shares outstanding with a par value of .0001. There are 500,000,000 preferred shares outstanding belonging to My Pleasure Ltd., a United Kingdom company, which share the same voting rights as the common stock except that their voting power will never be less than 51%.  Therefore, the common stock represents slightly less than half of the Company's control.

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

ITEM 1: Financial Statements

ACCREDITED BUSINESS CONSOLIDATORS CORP.

BALANCE SHEET

At June 30, 2012

Expressed in Dollars

ASSETS

Current assets :

Cash and Bank Account		$ 14,078.09
Banks	14,078.09
Investments (stocks)		$ 102,287.79
Industrial Supply Co LLC	2,500.00
Hiland Terrace Corp	4,200.00
3-101-53218 S.A	2,000.00
Southeast Banking Corp	7,763.40
Soluciones Faciles S.A	5,000.00
Accredited Business Consolidators Corp.	5,560.77
IAHL- IAHL Corporation	28,507.72
JMON- James Monroe Capital Corp.	200.00
Diversified Land Management Group, Inc	225.00
AVRO- Averion Interational Corp	1,601.00
Rodman & Renshaw Gap. Gp, Inc.	22,325.00
Hotels and stuff, Inc.	2,000.00
DRWN - A CLEAN SLATE INC	12,028.44
BCND - Beacon Redevelopment Industrial Corp	8,376.46
Loans Receivable		$ 49,336.31
Industrial Supply Co LLC	2,737.59
Richwood Eco Ventures Inc.	35,612.50
Telecom Tools Inc.	2,112.00
Accredited Suppliers Corp.	2,713.95
Domain Management Inc.	2,185.41
Identifier Inc.	325.11
Italian Oven Financial Inc	137.50
Italian Oven Travel & Entretainment Corp.	137.50
Italian Oven International	137.50
Italian Oven Intellectual Property Corp.	137.50
Italian Oven Tecnologies Inc.	137.50
Accredited Hospitality Group, Inc	137.50
Accredited Consolidator Europe PLC	1,784.75
Calichi Sino	1,040.00
TOTAL ASSETS:		165,702.19

LIABILITIES

Current liabilities:

Loans from shareholders		$ 191,676.00
My Pleasure Ltd.	191,676.00
Interest on loans from shareholders		$ 55,037.80
My Pleasure Ltd.	55,037.80

Loans:
Loan payable		$ 8,000.00
Drub Howlety, Inc	8,000.00
TOTAL LIABILITIES:		254,713.80

CAPITAL
Stockholders' equity

Accumulated Deficit		$ -239,011.61
Preferred stock, $.0001 par value, 500,000,000 shares authorized		$ 50,000.00
shares issued or outstanding
Common Stock, $0.0001 par value, 450,000,000 shares authorized, 436,399,566 shares issued and outstanding
Adjustments to Shareholder's equity(deficit caused by par value previously shares issued)
Additional paid-in capital		$ 100,000.00
TOTAL CAPITAL:		- 89,011.61

LIABILITIES AND STOCKHOLDER EQUITY		165,702.19

The accompanying notes are an integral part of the financial statements.

ACCREDITED BUSINESS CONSOLIDATORS CORP.

STATEMENT OF OPERATIONS
June 30, 2012

Expressed in Dollars

	Quarter
	Ended
	June 30,
	2012
REVENUE		$ 32,392.04
Commissions	49.83
Dividends	0.20
Income from sale of investments	32,342.01
TOTAL INCOME		$ 32,392.04

COST OF GOODS REVENUE		$ 10,372.00
Cost of Investment in Stocks sold	10,372.00

EXPENSES

General and administrative		1,887.28

Office rent	309.18
Business and administrative expense	198.00
Telephone expenses	500.00
Internet services	482.15
Bank fees	119.85
Travel service databases	278.10
Profit (or loss) before income taxes		20,132.76
Provision for income taxes		0
Profit (or loss)		$20,132.76

The accompanying notes are an integral part of the financial statements.

ACCREDITED BUSINESS CONSOLIDATORS CORP.
CASH FLOW STATEMENT

June 30, 2012

Expressed in Dollars

Quarter
Ended
June 30,
2012
Cash flows from operating activities:

Net Profit	$20,132.76
Adjustments to reconcile net loss to net cash used
Note payable issued in exchange for services	-
Net loans on subsidiary
Interest payable
Accounts payable	-
Net cash used in operating activities	20,132.76
Cash flows from investing activities:
Stock acquired for investment	(10,032.90)
Cash flows from financing activities:	10,032.90
Long terms loans
Issuance of preferred stock for cash	-
Brokerage net investments
Advances from stockholders	0
Net cash provided by financing activities	-
Net change in cash	10,099.86

Cash at the beginning of period	3,978.23
Cash at the end of period	$14,078.09

The accompanying notes are an integral part of the financial statements.

ACCREDITED BUSINESS CONSOLIDATORS CORP.
STATEMENT OF STOCKHOLDERS' EQUITY

Detail	Capital on Shares	Capital Stock	Paid-In Capital	Retained Earning	Acumulated Deficit	Total

Balance as June 30, 2012			150,000.00		$(259,144.37)	$ (109,144.37)
Preferred Shares 500,000,000 authorized at $0.0001	500,000,000	0.0001	$ 50,000.00
Common Shares 450,000,000 authorized at $0.0001	436,399,566	0.0001	$ 43,640.00
Comprehensive Income:
Net Income Quarter ended June 2012						20,132.76
Less par value of treasury shares
Additional Paid-in Capital			$ 100,000.00
Adjustments to Shareholders' equity			$ (43,640.00)
Balance as June 30, 2012	-		150,000.00		$(259,144.37)	$ (89,011.61)

ACCREDITED BUSINESS CONSOLIDATORS CORP.
ACCOMPANYING NOTES

At June 30, 2012

Note 1: Summary of accounting policies

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, income statement, and cash flows of the Company for all periods presented have been made. Specifically, during the relevant period, the company had minimal operations, a small amount of assets, and incurred only minimal profits.

Organization and business

Accredited Business Consolidators Corp. (the "Company" or "accredited") was organized in 1990 under the name Fornello USA, Inc. Accredited changed its name to The Italian Oven, Inc., to reflect the operation of various Italian restaurants. However, in October 1996, the company had no funds to sustain itself, and filed for protection under Chapter 11 of the United States Bankruptcy Code, presented a plan with the Bankruptcy Court, which stripped it of most assets, including intellectual property. The plan provided no payment to shareholders, but it did not cancel or terminate the common shares of the company. The Bankruptcy Court of the United States for the Western District of Pennsylvania approved the bankruptcy plan and on July 17, 1998, the Company emerged from bankruptcy.
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

Note 3: Commitments and contingencies

As of June 30, 2012, the Company is not subject to contingencies or commitments or obligations under lease commitments.

Note 4: Going concern

As of June 30, 2012, the Company had insufficient working capital. As such, the accompanying financial statements have been prepared assuming the Company will continue as a going concern. The company does not have sufficient working capital for its planned activities, which raises substantial doubt about its ability to continue as a going concern. The continuation of the company as a going concern depends on obtaining additional working capital. In addition, the company’s business model is untested and untried. The Company invests in high risk start-up enterprises. The Company will rely on receiving additional funding from My Pleasure and other enterprises in order to continue making investments and loans. This situation makes Accredited a company that is suitable for investment only by for professional investors that understand the inherent risks of a company that invests in start–up enterprises. Additionally, the Company trades in the Over-the-Counter market, a volatile market for professional investors who understand the risks inherent in trading stocks that lack liquidity.

Note 5:
The Company's cash and bank accounts derives from the following accounts:

Bank of America 8569	1,259.72
Bank of America 8572	380.61
OptionsXpress Brokerage Account	12,437.76
$ 14,078.09

Note 6:
Temporary Investments(Stocks)	Description	Amount
Industrial Supply Co LLC	25% Interest in the company	$ 2,500.00
Hiland Terrace Corp	43, 639,950 Common share	$ 4,200.00
1, 000,000 Preferred Share
3-101-53218 S.A	25% outstanding stock	$ 2,000.00
Southeast Banking Corp	77634 Commom Stocks	$ 7,763.40
Soluciones Faciles S.A	25% Ownership	$ 5,000.00
ACDU - Accredited Business Consolidators	888, 681 common shares	$ 5,560.77
AVRO- Averion Interational Corp	395.78 preferred Shares	$ 1,601.00
MKTS -- Direct Markets Holdings Corp.	4,150 Common shares	$ 22,325.00
IAHL- IAHL Corporation.	126,012 Common Shares	$ 28,507.72
JMON - James Monroe Capital.	1, 000,000 Common Share	$ 200.00
Diversified Land Management Inc.	4,363,996 Common Shares	$ 225.00
Hotels and Stuff, Inc.	20,000 Shares/0.10 per share	$ 2,000.00
DRWN - A Clean Slate Inc	15, 300,672 Common Share	$ 12,028.44
BCND - Beacon Redevelopment Industrial Corp	2,985, 199 Common Share	$ 8,376.46
Total		$ 102,287.79
Note 7:
On May 27, 2012, the company bought 15,300,672 common shares of DRWN - A Clean Slate Inc. and also acquired 2,985,199 common shares of BCND Beacon Redevelopment Industrial Corp.

Note 8:
The Current Liabilities consist of loans made by My Pleasure Ltd. to the Company.
The Current Interest Payable contains the accrued Interest of loans from 2008, 2009, 2010 & 2011

Note 9: Capital
In 2008, The Company issued 5,000,000 shares to My Pleasure Ltd. For $0.03 per share. This result in the new share being listed with the previously issued and outstanding common stock.

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

3. Accredited Consolidators Europe PLC ("ACE"). ACE was formed in the United Kingdom in November 2009 as a public limited company. ACE will be a holding corporation similar to ABDC, discussed above. However, it will focus primarily on projects in Eastern Europe. While it will operate similar to a BDC, the Company may or may not choose not to register with the Securities and Exchange Commission and, instead, might only accept foreign investment capital. On December 31, 2011, the Company entered into a resolution directing that it would file documentation with the Pennsylvania Secretary of State to domesticate itself there during the second quarter of 2012. The Company did not domesticate ACE as of June 30, 2012. The Company will be filing the domestication documents on August 15, 2012.

4. Accredited Hospitality Group Inc. ("AHG"). AHG is a Pennsylvania corporation formed in November 2009. AHG was formed to develop investments in the hospitality industry. Presently, AHG's sole contract is to provide management services with Hiland Terrace Corp., a small hotel in North Huntingdon, Pennsylvania. The contract does not presently provide revenue to AHG due to Hiland Terrace's financial position. It is noted that the Hiland Terrace was sold to Hotels & Stuff, Inc., a Colorado corporation, in December 2011. Hotels & Stuff will continue its relationship with ACDU. Hotels & Stuff Inc. was set to take control of the management of the Hiland Terrace effective June 1. Hotels & Stuff delayed taking over operations of the Hiland Terrace Hotel due to the death of an officer of Hiland Terrace Corp. which complicated the transition. The Company expects that the full transition will occur on August 15, 2012, when the revenue from the hotel will be transmitted to Hotels & Stuff Inc.

5. Italian Oven Intellectual Property Inc. ("IOIP"). IOIP is a Pennsylvania corporation formed in January 2009. The purpose of IOIP will be to manage ACDU's intellectual property and trademarks, whether official or common law. IOIP will act separately from the parent company and will receive income through licensing and commissions. While the Company previously reported that IOIP is not expected to be divested from the parent company and it will most likely never file a registration statement to raise capital, certain business opportunities were presented to IOIP. These opportunities included partial purchase of a patent for certain technologies that are being infringed upon. If the business venture is implemented, IOIP could expand beyond its role of retaining the intellectual property of ACDU.

6. Italian Oven Travel & Entertainment Corp. ("IOTE"). IOTE is a Pennsylvania corporation formed in January 2009. The purpose of IOTE is to offer travel and entertainment related websites. IOTE presently has numerous contracts in place to sell travel offerings such as cruises, hotels, car rentals, and tour packages throughout the world. While agreements to offer travel services are in place, IOTE will need to raise capital to obtain the money to prepare the websites and booking engines necessary to be successful. IOTE was dormant during the first half of 2012.

7. Italian Oven Technologies Inc. ("IOTI"). IOTI is a Pennsylvania corporation formed in February2009 to engage in the business of distributing electronic devices to Central America. Initially, the Company teamed up with ACER Computers as an authorized partner and prepared to import computers into Costa Rica, Nicaragua, and Honduras. However, the Company determined that the pricing for purchasing systems in bulk from ACER could not compete with large retailers such as Circuit City and Amazon.com. While these outlets are not in Central America, residents of those countries import electronics on their own using services with mail forwarding from Miami. Recently, IOTI changed its focus to dual-SIM cellular phones. IOTI began negotiating agreements with several wireless telephone manufacturers in China and Hong Kong that manufacturer the devices. IOTI is in the product testing stage to assure that only quality products are purchased. If the phones being tested pass the tests, the Company will begin importing these telephones into Central America. The dual-SIM phones are extremely popular in Central America because most clients use a prepaid SIM. The prepaid plans provide low cost calling, but only to other phones on the same network. Therefore, residents of Central America usually carry two cellular phones, each being on a separate provider. Having a dual SIM phone alleviates the need for two phones. IOTI will require capital to successfully move forward with the project. This project did not move forward during the relevant times. However, plans were developed for the third quarter of 2012 that including purchasing name-brand telephonic equipment earmarked for India and importing it to Central America. Specifically, the Company is looking at certain dual SIM models of LG telephones and new tri-SIM telephones.

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

9. Richwood Eco Ventures, Inc. ("REVI"). REVI is a Pennsylvania corporation formed in 2009. REVI operated a venture whereby it had Richwood Corporacion in Nicaragua process wood for it which was then sold to enterprises in Europe and the United States. REVI filled two orders for wood from a company in Andorra and caused the timber to be delivered; however, it has since been impaired from operating because of several factors. The first material event was that its consulting director fell ill and was unable to continue in his capacity. This left REVI with no experienced officer in the field. Concurrently, creditors of Rich Forest Management took over the Richwood factory as they claimed to hold a mortgage thereon. While REVI, through its affiliates, owned approximately $100,000 in equipment assets, those assets were inside the factory. REVI's affiliates are presently going through both criminal and civil legal channels to reacquire possession of its wood processing equipment. Once REVI obtains the equipment, it will either partner with another wood processing plant or it will open its own plant. In either case, REVI will need capital and will file an appropriate registration statement with the Securities and Exchange Commission so that it can raise money. During 2012, the legal challenges remained pending. In early 2012, REVI’s affiliates obtained a court order to retrieve their property. However, the opposing party obtained a temporary stay of the Order. Since the temporary stay, affiliates of REVI presented evidence to the Court showing that the documents submitted by the opposing party could not have been created on the date that they were signed. Specifically, official documents in Nicaragua contain a numbering system that makes it difficult for a party to forge documents because the newer paper would not have existed during the time of the original transactions.

10. Telecom Tools Inc. ("TTI"). TTI is a Pennsylvania corporation formed in July 2009. TTI filed a patent for a modification to a popular telecommunications punch-down tool. Punch-down tools are routinely used when installing wiring for communications systems and in telephone rooms. The #66 punch-down blade frequently causes accidental shorting when installers brush the tool against adjacent connections. This causes digital stations to crash, lockup, or trip circuit protection, resulting in dropped calls and upset clients. Worse, such accidental contact sometimes causes permanent damage to equipment. TTI's patent provides a coating to the tool that will minimize the chances of shorting. The modification will only cost manufacturers a small amount of money per tool to add the protection to it. TTI will collect royalties on its patent-pending process. TTI’s patent application remained pending during 2011. The Company expects a response from the USPTO during 2012. As of June 30, 2012, the Company did not receive any information from the USPTO. The Company intends to complete a website during the third quarter of 2012 providing information about its product and allowing third-parties to license the technology.

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

14.  3-101-532180, S.A., of Costa Rica. 3-101-532180 S.A. operates a mall-based clothing store in Costa Rica. ACDU owns 25% of 3-101-532180 S.A.  The Company is expanding to Spain, most likely Madrid or Barcelona, in 2011. However, the Spain store will be a separate entity. It is expected that ACDU will own 25% of the Spanish entity that will be formed for this operation or will participate in a joint venture agreement whereby it controls a 25% interest therein. During 2011, 3-101-532180 did indeed expand to Spain with a slight direction to the program. The new venture focuses on new age materials. During 2012, a Pennsylvania entity will be formed to purchase certain loans made to the new enterprise. It is expected that ACDU will own between 9 and 24% of the new entity. The new entity was not formed during the second quarter of 2012, but will be during the third quarter.

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

16.  Identifier Inc. ("II"). II was formed in 2010 to earn advertising revenue from websites. The websites focus on the release of data in a publicly alterable wiki format. II requires additional capital to implement its business model. During the Second Quarter of 2012, Identifier Inc. did not have substantial operations to report. However, during the second quarter of 2012, Identifier Inc. hired a full time programmer in India to establish their internet sites so that the business model will move forward. The Company will begin its website development during the third quarter of 2012.

17.  Accredited RAC Company ("ARAC"). ARAC is a Pennsylvania corporation formed in July 2010. ARAC's business plan is to offer car rentals in Central America. ARAC, while it maintains financing in place to purchase vehicles for rent in Nicaragua, has chosen to continue its evaluation of the market before beginning operations. Specifically, prior to moving forward with the vehicle purchase, the Company needs to be assured that it will be able to make payments during the initial stages of operations. The Company did not move forward with the ARAC program during 2012 and, due to its investigation of insurance programs available in Nicaragua, has decided to restructure the enterprise’s business plans prior to proceeding.

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

19. SadBro Cinema Inc. (“SadBro”). SadBro is a Pennsylvania corporation formed during 2011 that is in the process of filing a registration statement with the Securities and Exchange Commission. SadBro maintains a licensing agreement to create, produce, and complete a film preliminarily titled, “The Convocation.” The screenplay is completed, but subject to certain editing. Once the registration statement is filed, ACDU plans on providing support for the enterprise. Final determinations have not been made as to the extent of ACDU’s involvement in the project, but it is expected that ACDU will own between 9% and 24% of the Company. During the second quarter of 2012, ACDU continued to assist SadBro with its plan of moving forward with respect to the movie development. SadBro officials are preparing an inventory of assets for financial statements so that the movie can be funded with the help of ACDU affiliates. The Convocation script was edited and is near its final stage.

20. RSS Marketing Inc. (“RSS”). RSS is a Pennsylvania corporation formed in 2009 that has developed business plans for an internet marketing company based in Nicaragua. RSS will make use, pursuant to a licensing arrangement, of certain domain names controlled by Domain Management, Inc., a corporation also affiliated with ACDU. Presently, ACDU does not own any shares of RSS. However, RSS is in the process of filing a registration statement with the Securities and Exchange Commission. If approved, ACDU will be in a position to purchase shares of RSS. This matter was delayed during the Second Quarter of 2012 due to some confusion with the CIK Number of RSS Marketing. Specifically, the SEC believed that the Company was previously in existence. However, after discussions with staff at the SEC, RSS Marketing was able to obtain its new CIK number and recently deposited the required fees with the Securities and Exchange Commission so it may file its registration statement.

21. Accredited Transcription Corp. (“ATC”). ATC is a Pennsylvania corporation formed in 2011 to effectively administer certain patents for technology. ACDU will own approximately 15% of ATC. ATC did obtain, through assignment, 66.6% of United States Patent 6,298,326 for an off-site data entry system. The Company believes that the patent is being infringed upon by several vendors of cellular and wireless systems including those built into both the current version of Google’s Android and Apple’s I-Phone operating systems. Therefore, ATC retained legal counsel to assist it in prosecuting its claims. Once final documents are executed, ATC will provide an announcement of its litigation strategy. ATC advised ACDU that it believes the matter will move forward during the Third Quarter of 2012. Delays occurred because the Company hoped that the owner of the remaining portion of the patent rights would enter into a joint prosecution understand and share legal counsel with ATC; however, negotiations stalled and, absent a development, ATC will prosecute its rights on its own.

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

ITEM 4.

Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, management carried out an evaluation, with the participation of the Company’s Principal Executive Officer and Financial Officer, of the effectiveness of the Company's disclosure controls and procedures, as of June 30, 2012. Based on the evaluation as of June 30, 2012, the Principal Executive Officer and Financial Officer of the Company have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e)and 15d-15(e) under the Exchange Act) appear to be more effective than in the past. The Company believes it will be able to meet all SEC filing deadlines absent problems originating from its service providers.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ending on June 30, 2012, that materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.

Legal Proceedings

The Company has no material legal actions pending against it or any of its subsidiaries. The Company, through its affiliates, is engaged in litigation to achieve access to the property belonging to Richwood Eco Ventures Inc. The property consists of wood processing equipment. While the Richwood Eco Ventures matter is not material to the Company to the extent it will affect our business model of assisting other companies, it is material to our subsidiary, Richwood Eco Ventures, Inc. Prevailing in the legal actions would greatly assist in the success of Richwood Eco Ventures. However, there is no certainty in legal proceedings. During the first quarter of 2012, Richwood Eco Ventures’ agents and affiliates received a judicial order for the return of the property in question. However, the possessor of Richwood’s property obtained a stay of that Order. We expect that additional information will be available during the second quarter. The equipment is not included on ACDU’s balance sheets but is included here so that shareholders are aware of ongoing proceedings with affiliated companies.

ITEM 2.

Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not issue or sell any securities during the time period of this report.

ITEM 3.

Defaults Upon Senior Securities

The Company does not have any senior securities or notes that it could default on.

ITEM 4.

Mine Safety Disclosures

Neither the Company nor its affiliates have any involvement in mining activities.

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

Reports on Form 8-K

 During the Second Quarter of 2012, we did not issue any notices on Form 8-K.

ACCREDITED BUSINESS CONSOLIDATORS CORP.

 SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Accredited Business Consolidators Corp.

Date: July 31, 2012	/s/ Joanna Chmielewska
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

Date: July 31, 2012	/s/ Joanna Chmielewska
Joanna Chmielewska
President and Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. § 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

 In connection with the Quarterly Report on Form 10-Q of Accredited Business Consolidators Corp.(the “Company”) for the quarter ended June 30, 2012, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned President, and sole officer of the Company, certifies, to the best of her knowledge, information, and belief of the signatory, pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:

(1) The Report complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Joanna Chmielewska
President and Chief Financial Officer
Date: July 31, 2012