Form 10-Q/A
period 2012-06-30
ACCREDITED BUSINESS CONSOLIDATORS CORP.
filed 2012-08-29
CIK 933425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

( Amendment number one )

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012.

 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ———— to ————

Commission file number: 0-27182

ACCREDITED BUSINESS CONSOLIDATORS CORP.
(Exact name of registrant as specified in its charter)

PENNSYLVANIA	25-1624305
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

196 WEST ASHLAND STREET	+1-267-864-7737
DOYLESTOWN, PA 18901	+1-267-371-5168 Facsimile
(Address of principal executive offices, including zip code)	(Registrant’s telephone number, including area code)

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

ITEM 1: Financial Statements

ACCREDITED BUSINESS CONSOLIDATORS CORP.
BALANCE SHEET
At June 30, 2012
Expressed in Dollars
ASSETS
Current assets :
Cash and Bank Account	$14,078.09
Banks	14,078.09
Investments (stocks)	$102,287.79
Industrial Supply Co LLC	2,500.00
Hiland Terrace Corp	4,200.00
3-101-53218 S.A.	2,000.00
Southeast Banking Corp	7,763.40
Soluciones Faciles S.A	5,000.00
Accredited Business Consolidators Corp.	5,560.77
IAHL- IAHL Corporation	28,507.72
JMON- James Monroe Capital Corp.	200.00
Diversified Land Management Group, Inc.	225.00
AVRO- Averion Interational Corp	1,601.00
Rodman & Renshaw Gap. Gp, Inc.	22,325.00
Hotels and stuff, Inc.	2,000.00
DRWN - A CLEAN SLATE INC	12,028.44
BCND - Beacon Redevelopment Industrial Corp	8,376.46
Loans Receivable	$49,336.31
Industrial Supply Co LLC	2,737.59
Richwood Eco Ventures Inc.	35,612.50
Telecom Tools Inc.	2,112.00
Accredited Suppliers Corp.	2,713.95
Domain Management Inc.	2,185.41
Identifier Inc.	325.11
Italian Oven Financial Inc	137.50
Italian Oven Travel & Entertainment Corp.	137.50
Italian Oven International	137.50
Italian Oven Intellectual Property Corp.	137.50
Italian Oven Technologies Inc.	137.50
Accredited Hospitality Group, Inc.	137.50
Accredited Consolidator Europe PLC	1,784.75
Calichi Sino	1,040.00
TOTAL ASSETS:	165,702.19
LIABILITIES
Current liabilities:
Loans from shareholders	$191,676.00
My Pleasure Ltd.	191,676.00
Interest on loans from shareholders	$55,037.80
My Pleasure Ltd.	55,037.80
Loans:
Loan payable	$8,000.00
Drub Howlety, Inc	8,000.00
TOTAL LIABILITIES:	254,713.80
CAPITAL
Stockholders' equity
Accumulated Deficit	$(239,011.61)
Preferred stock, $.0001 par value, 500,000,000 shares authorized	$50,000.00
shares issued or outstanding
Common Stock, $0.0001 par value, 450,000,000 shares authorized, 436,399,566 shares issued and outstanding
Adjustments to Shareholder's equity(deficit caused by par value previously shares issued)
Additional paid-in capital	$100,000.00
TOTAL CAPITAL:	(89,011.61)
LIABILITIES AND STOCKHOLDER EQUITY	165,702.19

 The accompanying notes are an integral part of the financial statements.

ACCREDITED BUSINESS CONSOLIDATORS CORP.
STATEMENT OF OPERATIONS
June 30, 2012
Expressed in Dollars

Quarter Ended
June 30, 2012
REVENUE	$32,392.04
Commissions	49.83
Dividends	0.20
Income from sale of investments	32,342.01
TOTAL INCOME	$32,392.04
COST OF GOODS REVENUE	$10,372.00
Cost of Investment in Stocks sold	10,372.00
EXPENSES
General and administrative	1,887.28
Office rent	309.18
Business and administrative expense	198.00
Telephone expenses	500.00
Internet services	482.15
Bank fees	119.85
Travel service databases	278.10
Profit (or loss) before income taxes	20,132.76
Provision for income taxes	0
Profit (or loss)	$20,132.76

 The accompanying notes are an integral part of the financial statements.

ACCREDITED BUSINESS CONSOLIDATORS CORP.
CASH FLOW STATEMENT
June 30, 2012
Expressed in Dollars

Quarter Ended June 30,
2012
Cash flows from operating activities:
Net Profit	$20,132.76
Adjustments to reconcile net loss to net cash used
Note payable issued in exchange for services	—
Net loans on subsidiary
Interest payable
Accounts payable	—
Net cash used in operating activities	20,132.76
Cash flows from investing activities:
Stock acquired for investment	(10,032.90)
Cash flows from financing activities:	10,032.90
Long terms loans
Issuance of preferred stock for cash	—
Brokerage net investments
Advances from stockholders	0
Net cash provided by financing activities	—
Net change in cash	10,099.86
Cash at the beginning of period	3,978.23
Cash at the end of period	$14,078.09

 The accompanying notes are an integral part of the financial statements.

ACCREDITED BUSINESS CONSOLIDATORS CORP.
STATEMENT OF STOCKHOLDERS' EQUITY
Detail	Capital on Shares	Capital Stock	Paid-In Capital	Retained Earning	Accumulated Deficit	Total

Balance as June 30, 2012			150,000.00		$(259,144.37)	$(109,144.37)
Preferred Shares 500,000,000 authorized at $0.0001	500,000,000	0.0001	$50,000.00
Common Shares 450,000,000 authorized at $0.0001	436,399,566	0.0001	$43,640.00
Comprehensive Income:
Net Income Quarter ended June 2012						20,132.76
Less par value of treasury shares
Additional Paid-in Capital			$100,000.00
Adjustments to Shareholders' equity			$(43,640.00)
Balance as June 30, 2012	-		150,000.00		$(259,144.37)	$(89,011.61)

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

Note 5:

The Company's cash and bank accounts derives from the following accounts:

Bank of America 8569	1,259.72

Bank of America 8572	380.61

OptionsXpress Brokerage Account	12,437.76
$ 14,078.09

Note 6:
Temporary Investments(Stocks)	Description	Amount
Industrial Supply Co LLC	25% Interest in the company	$2,500.00
Hiland Terrace Corp	43, 639,950 Common share	$4,200.00
	1, 000,000 Preferred Share
3-101-53218 S.A	25% outstanding stock	$2,000.00
Southeast Banking Corp	77634 Commom Stocks	$7,763.40
Soluciones Faciles S.A	25% Ownership	$5,000.00
ACDU - Accredited Business Consolidators	888, 681 common shares	$5,560.77
AVRO- Averion Interational Corp	395.78 preferred Shares	$1,601.00
MKTS -- Direct Markets Holdings Corp.	4,150 Common shares	$22,325.00
IAHL- IAHL Corporation.	126,012 Common Shares	$28,507.72
JMON - James Monroe Capital.	1, 000,000 Common Share	$200.00
Diversified Land Management Inc.	4,363,996 Common Shares	$225.00
Hotels and Stuff, Inc.	20,000 Shares/0.10 per share	$2,000.00
DRWN - A Clean Slate Inc	15, 300,672 Common Share	$12,028.44
BCND - Beacon Redevelopment Industrial Corp	2,985, 199 Common Share	$8,376.46
Total		$102,287.79

Note 7:

On May 27, 2012, the company bought 15,300,672 common shares of DRWN - A Clean Slate Inc. and also acquired 2,985,199 common shares of BCND Beacon Redevelopment Industrial Corp.

Note 8:
The Current Liabilities consist of loans made by My Pleasure Ltd. to the Company.
The Current Interest Payable contains the accrued Interest of loans from 2008, 2009, 2010 & 2011

Note 9: Capital
In 2008, The Company issued 5,000,000 shares to My Pleasure Ltd. For 0.03 per share. This result in the new share being listed with the previously issued and outstanding common stock.

The additional paid in capital of 100,000 is based on the remaining 0.02 per share.

The adjustment to the shareholder's equity of 43,640 is made to correct the deficit caused by the par value of the share issued prior to 2008.

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

From the time ACDU emerged from bankruptcy until late 2008, the company conducted no business.  It had no operations and no assets.  However, it did incur legal and other expenses. Additionally, management attempted to locate business opportunities for the company and, as a result, it incurred debts payable to business reconstruction consultants. My Pleasure, Ltd., a corporation domiciled in the United Kingdom, agreed to provide ACDU with a cash infusion of 150,000.00 to pay off all of the company's debts in exchange for a controlling interest in the Company. On October 17, 2008, My Pleasure Ltd. did indeed provide the cash to the Company which was used to pay off the prior debt and legal expenses. After the payments occurred, ACDU was completely free of debts and expenses. My Pleasure Ltd. received 5,000,000 restricted pre-split common shares which provided it with a majority control over the Company. My Pleasure Ltd. is a foreign entity that is not owned by any United States persons. Because of this, the Company believes that the transaction was exempt from securities regulations governing United States investors. Nevertheless, legal counsel for the Company filed a REGDEX on November 3, 2008, related to the transaction since My Pleasure was also an accredited investor. The REGDEX does not allow, and will not allow, the Company to sell the unregistered free trading securities to other accredited investors. In fact, My Pleasure Ltd. ultimately converted its controlling interest through common shares to a controlling interest through preferred shares.

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

9. Richwood Eco Ventures, Inc. ("REVI"). REVI is a Pennsylvania corporation formed in 2009. REVI operated a venture whereby it had Richwood Corporacion in Nicaragua process wood for it which was then sold to enterprises in Europe and the United States. REVI filled two orders for wood from a company in Andorra and caused the timber to be delivered; however, it has since been impaired from operating because of several factors. The first material event was that its consulting director fell ill and was unable to continue in his capacity. This left REVI with no experienced officer in the field. Concurrently, creditors of Rich Forest Management took over the Richwood factory as they claimed to hold a mortgage thereon. While REVI, through its affiliates, owned approximately 100,000 in equipment assets, those assets were inside the factory. REVI's affiliates are presently going through both criminal and civil legal channels to reacquire possession of its wood processing equipment. Once REVI obtains the equipment, it will either partner with another wood processing plant or it will open its own plant. In either case, REVI will need capital and will file an appropriate registration statement with the Securities and Exchange Commission so that it can raise money. During 2012, the legal challenges remained pending. In early 2012, REVI’s affiliates obtained a court order to retrieve their property. However, the opposing party obtained a temporary stay of the Order. Since the temporary stay, affiliates of REVI presented evidence to the Court showing that the documents submitted by the opposing party could not have been created on the date that they were signed. Specifically, official documents in Nicaragua contain a numbering system that makes it difficult for a party to forge documents because the newer paper would not have existed during the time of the original transactions.

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

Accredited Business Consolidators Corp.

Date: August 29, 2012	/s/ Joanna Chmielewska
Joanna Chmielewska
President and Chief Financial Officer