Form 10-Q/A
period 2012-06-30
ACCREDITED BUSINESS CONSOLIDATORS CORP.
filed 2012-11-20
CIK 933425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q /A

(Amendment number two)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012.

Commission file number: 0-27182

　　                                                                               STATE OF INCORPORATION:  Pennsylvania    IRS Tax ID Number:  25-1624305

ACCREDITED BUSINESS CONSOLIDATORS CORP .
(Exact name of registrant as specified in its charter)

Accredited Business Consolidators Corp.
c/o Accredited Suppliers Nicaragua S.A.
De La Estatua de Montoya
1 Cuadra al Sur
Casa Esquinera
Apartado PA-228
Managua 10000
Nicaragua

(Address of principal executive offices)

1-267-864-7737 or +505-8796-8888
(Registrant's telephone number, including area code)

196 West Ashland
Doylestown, PA  18901
(Former Name or Former Address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) or the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.　　　　Yes　　X　　No　 ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (s. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐.

Indicate by check mark whether the registrant is, a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). 　Yes　　　 ☐　　　　No　　　 X

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

FORWARD　LOOKING STATEMENTS AND RISK FACTORS

Certain statements contained in this Form 10-Q filed by Accredited Business Consolidators Corp. ("ACDU" or "Company") constitute "statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements, identified by words such as "will," "may," "expect," "believe," "anticipate," "intend," "could," "should," "expect," "estimate," "plan" and similar expressions, relate to or involve the current views of management with respect to future expectations, objectives and events and are subject to substantial risks, uncertainties and other factors beyond management's control that may cause actual results to be materially different from any such forward-looking statements. Such risks and uncertainties include those set forth in this document and others made by or on behalf of the Company in the future, including but not limited to, the Company's limited operating history, its need for additional capital or financing, its ability or inability to produce and market products and services, its ability to make a profit in the future, its dependence on a limited number of customers and key personnel, its dependence on certain industries, its ability to locate and consummate business opportunities that would appear to be in the best interests of the shareholders, its ability to implement strategies to develop its business in emerging markets, competition from other or similar companies or businesses, and, general economic conditions. Any forward-looking statements in this document and any subsequent Company document must be evaluated in light of these and other important risk factors. The Company does not intend to update any forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information.

ITEM 1: Financial Statements

　ACCREDITED BUSINESS CONSOLIDATORS CORP.
(A BUSINESS DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
(UNAUDITED)

                                                       As of June 30    As of December 31      As of June 30
                                                        2012             2011                   2011

ASSETS:
Current assets:
    Cash and Bank Accounts:                             $ 14078.09          $   1468.72         $  3466.82

Stocks and Investments:
    Industrial Supply Company LLC (25%)                 $  2500.00          $   2500.00         $  2500.00
    Hiland Terrace Corp. (43639950 common
      and 1000000 preferred shares)                        4200.00              4200.00            4200.00
    3-101-53218 S.A. (25%)                                 2000.00              2000.00            2000.00
    Southeast Banking Corp. (77634 common)                 7763.40              7763.40            7763.40
    Soluciones Faciles S.A. (25%)                          5000.00              5000.00            5000.00
    IAHL Corporation (126012 common shares)               28507.72             28507.72           28507.72
    IAHL Corporation (41488 common shares)                     ---             10372.00           10372.00
    James Monroe Capital Cp. (1000000 common)
      (Purchased at $200. Revalued for impairment
       nunc pro tunc to December 31, 2011)                  100.00               100.00             200.00
    Diversified Land Management Gp. (4363996 common sh.)    225.00               225.00
    Averion International Corp. (395.78 preferred sh.)     1601.00              1601.00            1601.00
    Direct Markets Holdings Corp. (4150 common sh.)
      (Purchased at $22325.  Revalued for impairment
       nunc pro turn to December 31, 2011)                 1826.00              1826.00           22325.00
    Hotels & Stuff Inc.                                    2000.00                  ---                ---
    A Clean Slate Inc. (15300672 common shares)           12028.44                  ---                ---
    Beacon Redevelopment Ind. Cp. (2985199 common sh.)     8376.46                  ---                ---

Treasury Stock:
    Accredited Business Consolidators Corp. (888,681
       common shares)                                      5560.77              5560.77             5560.77

Loan Receivables:
    Industrial Supply Co. LLC                              2737.59              2737.59             2737.59
    Richwood Eco Ventures, Inc.                           35612.50             35612.50            35612.50
    Telecom Tools Inc.                                     2112.00              2112.00             2112.00
    Accredited Suppliers Corp.                             2713.95              2713.95             2713.95
    Domain Management Inc.                                 2185.41              2185.41             1966.40
    Identifier Inc.                                         325.11               325.11               83.09
    Italian Oven Financial Inc.                             137.50               137.50              137.50
    Italian Oven Travel & Entertainment Corp.               137.50               137.50              137.50
    Italian Oven International                              137.50               137.50              137.50
    Italian Oven Intellectual Property Corp.                137.50               137.50              137.50
    Italian Oven Technologies Inc.                          137.50               137.50              137.50
    Accredited Hospitality Group, Inc.                      137.50               137.50              137.50
    Accredited Consolidators Europe                        1784.75              1784.75             1784.75
    Calichi Sino Inc.                                      1040.00              1040.00             1040.00

TOTAL ASSETS:                                           $145103.19           $120460.94          $142596.99

LIABILITIES:
    Loans from shareholders (My Pleasure Ltd.)          $191676.00           $191676.00          $191676.00
    Interest on loans from shareholders                   55037.80             55037.80            35870.20
    Loan from Drub Howlety Inc.                            8000.00                  ---                 ---

TOTAL LIABILITIES:                                      $254713.80           $246,713.80         $227546.20

CAPITAL:
Stockholders' Equity:
    Accumulated deficit                                $(239011.61)         $(255653.88)        $(234949.21)
    Deficit due to unrealized loss from impaired
      value of Direct Markets Holdings stock             (20499.00)           (20499.00)                ---
    Deficit due to unrealized loss from impaired
      value of James Monroe Capital Corp. stock            (100.00)             (100.00)                ---
    Preferred stock, 500,000,000 authorized, issued
      and outstanding to My Pleasure Ltd., par .0001      50000.00             50000.00            50000.00
    Common stock, 450,000,000 authorized,
      436,399,566 issued and outstanding, par .0001       43640.00             43640.00            43640.00
    Adjustment to shareholder equity (caused by par
      value of previously issued stock)                  (43640.00)           (43640.00)          (43640.00)
    Additional paid in capital by My Pleasure Ltd.       100000.00            100000.00           100000.00

TOTAL CAPITAL:                                         $(109610.61)         $(126252.88)         $(84949.21)

LIABILITIES AND STOCKHOLDER EQUITY:                    $ 145103.19           $120460.94          $142596.99

 The accompanying notes are an integral part of the financial statements.

ACCREDITED BUSINESS CONSOLIDATORS CORP.
(A BUSINESS DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS
(UNAUDITED)

                                               Three Months         Three Months       July 18, 1998
                                               ended June 30        ended June 30      (emerge from bankruptcy
                                               2012                 2011               to June 30, 2012

REVENUE:

Commissions                                    $      49.83         $     13.31         $     277.09
Dividends                                               ..20                 ..03                 2.23
Income from Sale of Investments                    32342.01                                135179.03
Other Income                                                                                     .14
Interest on Loans Issued                                                   2.50              4415.56
                                               ---------------------------------------------------------------------
TOTAL INCOME:                                  $   32392.04         $     15.84         $  139874.05
                                               ---------------------------------------------------------------------

COST OF GOODS SOLD:

Cost of Short Term Investments Sold:           $   10372.00         $                   $  133720.34
                                               ---------------------------------------------------------------------
EXPENSES:

Expense Relating to Investment Activities      $                    $                   $    3837.94
Miscellaneous Organizational Expenses                                                       39633.00
Consulting Fees                                                                             60264.00
Legal Expenses                                                                              48800.00
Miscellaneous Business Expenses                                                               222.00
Interest on Loans                                                                           55037.80
Bank Fees                                            119.85              164.85              3212.14
Executive Compensation                                                                        200.00
Rents/Virtual Office Services                        309.18              317.83              3824.11
Insurance                                                                                     109.74
Subscriptions to Travel Database Services            278.10              278.10              1879.90
Internet/Domain Names                                482.15             1636.07              2677.71
Advertising/Public Relations                                                                13892.43
Communications/Telephone                             500.00                                  1718.45
Supplies                                                                                        3.00
Commissions Paid (incl. brokerage)                                                            820.99
Charitable Contributions                                                                      500.00
Accounting Fees/Auditing Expenses                                       2250.00              6950.00
Administrative Expenses                              198.00              267.96              1465.17
Software and Data Licenses                                                                    116.94
Impairment Charge -- Direct Markets Holding                                                 20499.00
Impairment Charge -- James Monroe Capital                                                     100.00
                                               ---------------------------------------------------------------------
TOTAL EXPENSES:                                $    1887.28         $   4914.81         $  265764.32
                                               ---------------------------------------------------------------------
PROFIT (OR LOSS):                              $   20132.76         $  (4898.97)        $ (259610.61)
                                               ---------------------------------------------------------------------
                                               ---------------------------------------------------------------------

TOTAL NUMBER OF OUTSTANDING SHARES:

Preferred Shares                               500,000,000          500,000,000
Common Shares                                  436,399,566          436,399,566

PROFIT (OR LOSS) PER SHARE:                    $        .0000215    $  (    .0000052)  $ (       .00027724)

　The accompanying notes are an integral part of the financial statements.

ACCREDITED BUSINESS CONSOLIDATORS CORP.
(A BUSINESS DEVELOPMENT STAGE COMPANY)
CASH FLOW STATEMENTS
(UNAUDITED)

                                               Three Months         Three Months       July 18, 1998
                                               ended June 30        ended June 30      (emerge from bankruptcy
                                               2012                 2011               to June 30, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:

Net profit (or loss)                              $ 20132.76        $  (4898.97)       $(238849.85)
    Adjustments to reconcile net loss to cash                                               48503.68
    Notes payable in exchange for services
    Loans to third party companies                                     (27.50)        (27.50)
    Common stock issued for services
    Accounts and loans payable
    Interest payable
                                               ------------------------------------------------------------------
NET CASH FROM OPERATING ACTIVITIES:               $ 20132.76       $   (4926.47)       $(190373.67)
                                               ------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Cash used for investments and stock acq.      $(10032.90)             (250.00)       $(109443.62)
                                               ------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

Loans from shareholder(s)                         $                                      $ 127739.20
Long term loans                                                                              8000.00
Issuance of common stock for cash                                                          150000.00
Advances from shareholder(s)
                                               ------------------------------------------------------------------
NET CASH FROM FINANCING ACTIVITIES                $      ---         $        ---        $ 285739.20
                                               ------------------------------------------------------------------
CASH AT THE BEGINNING OF PERIOD                   $  3978.23              8618.29        $       ---
                                               ------------------------------------------------------------------
CASH AT THE END OF PERIOD                         $ 14078.09              3466.82        $  14078.09
                                               ------------------------------------------------------------------
NET CHANGE IN CASH                                $ 10099.86         $  (5176.47)       $  14078.09
                                               ------------------------------------------------------------------
                                               ------------------------------------------------------------------

　The accompanying notes are an integral part of the financial statements.

ACCREDITED BUSINESS CONSOLIDATORS CORP.
STATEMENT OF STOCKHOLDERS' EQUITY AS OF JUNE 30, 2012
Detail	Capital on Shares	Capital Stock	Paid-In Capital	Retained Earning	Accumulated Deficit	Total

Balance as June 30, 2012			150,000.00		$(279,743.37)	$(129,743.37)
Preferred Shares 500,000,000 authorized at $0.0001	500,000,000	0.0001	$50,000.00
Common Shares 450,000,000 authorized at $0.0001	435,477,885	0.0001	$43,551.00
Comprehensive Income:
Net Income Quarter ended June 30 2012						20,132.76
Less par value of treasury shares	888,681		$(89.00)
Additional Paid-in Capital			$100,000.00
Adjustments to Shareholders' equity			$(43,640.00)
Balance as June 30, 2012	-		150,000.00		$(279,743.37)	$(109,610.61)

ACCREDITED BUSINESS CONSOLIDATORS CORP.
STATEMENT OF STOCKHOLDER'S EQUITY AS OF JUNE 30, 2011

Detail	Capital on Shares	Capital Stock	Paid-In Capital	Retained Earning	Acumulated Deficit	Total
Balance as June 30, 2011			150,000.00		$(230,050.24)	$(80,050.24)
Preferred Shares 500,000,000 authorized at $0.0001	500,000,000	0.0001	$50,000.00
Common Shares 450,000,000 authorized at .0001	436,399,566	0.0001	$43,551.00
Comprehensive Income:
Net Income 2nd Quarter 2011						(4,898.97)
Less par value of treasury shares	888,681	0.0001	$ 89.00
Additional Paid-in Capital			$100,000.00
Adjustments to Shareholder's equity			$(43,640.00)
Balance as June 2011	936,399,566		150,000.00		$(230,050.24)	$(84,949.21)

ACCREDITED BUSINESS CONSOLIDATORS CORP.
ACCOMPANYING NOTES

At June 30, 2012

Note 1: Nature of Business and Significant Accounting Policies

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

In late 2008, My Pleasure Ltd. bought the controlling interest of the Company with the intent to locate business opportunities.　 Since then, the company has been exploring diversified business ventures in the fields of marketing, hospitality, travel, among other things.

Basis of presentation, accounting policies, and ongoing uncertainty

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

The Company may be considered a development stage company as defined by FASB ASC 915-10-05.  As a development stage enterprise, the Company discloses the deficit accumulated during the development stage and the cumulative statements of operations and cash flows from inception to the current balance sheet data.  In our case, we use July 18, 1998, as the date of inception as that is the date we emerged from bankruptcy with no assets and no liabilities.  That is also the date we began to be a development stage entity.  To date, the development stage of the Company's operations consist of developing business plans, business models, and marketing concepts.

Cash and Cash Equivalents

We maintain cash balances at Bank of America and with OptionsXpress, the broker we use for stock trading.  For the purpose of the balance sheets and other financial statements, we consider our bank accounts and brokerage account cash balance to be considered cash.

Fair Value of Financial Instruments

Prior to this financial statement, we used the cost basis value as the amount listed with respect to investments we made in various entities.  After receiving comments from the Securities and Exchange Commission, we performed a nunc pro tunc review as of December 31, 2011, and revalued certain investments as an impaired value based on market price instead of our cost basis.  We made an adjustment to the balance sheet for the unrealized loss as a result of the impaired value.  Therefore, we reduced the value of our purchase of common stock in the entity now known as Direct Markets Holdings by $20,499.00, to reflect the market value of the securities as of December 31, 2011.  Similarly, we reduced the value of our purchase of common stock of James Monroe Capital Corp. by $100.00 to reflect its December 31, 2011, value.

Use of Nicaraguan Auditor Firm

We received comments from the staff of the Securities and Exchange Commission citing certain interpretative regulations as to the location of the Company's auditor.  The SEC's interpretation appears to conflict with the plain language of the regulations that require an auditor to be licensed where his office is located, not where the company using his services are located.  Regardless, we believe that our use of a Nicaraguan auditor is appropriate considering that we maintain our records in Nicaragua, have a Nicaraguan officer responsible for the financial reporting, and have no officers in the United States.  We also maintain an office in Nicaragua where our files are physically stored.  Therefore, we believe it is appropriate for us to utilitze a Nicaraguan auditor.  We believe that the plain language of Rule 2-01(a) of Regulation S-X allows us to utilize an auditor that is licensed in the jurisdiction where their firm is located.   Nothing in the Rule requires an entity to use an auditor in any specific location.   Such a requirement may even contravene fair trade agreements that the United States is a party to.  Therefore, any assumption that an issuer incorporated in Pennsylvania, but having its files and officers in Nicaragua, must use an auditor in the United States would be arbitrary, capricious, and contrary to the plain language of the regulation.    With respect to Pennsylvania law, there exists nothing in the Business Corporation Law of 1988 that requires us to use an auditor within the United States.   On the contrary, the only requirement is that we maintain a Commercial Registered Office Provider in Pennsylvania.   We do so by utilizing the services of ABC Agents, Inc., listed and registered with the Pennsylvania Secretary of State as a Commercial Registered Office Provider. Additionally, we maintain the virtual office in Pennsylvania to make it easy to receive correspondence from the United States.  Without regard to the merits of the SEC staff’s interpretation, we would be contravening its goal and intent if we chose an auditor in the United States since we have no physical presence there.   Our officers and agents would not be able to meet with an auditor in that location because of onerous visa requirements that would delay or even prohibit travel.   The records and documents maintained by our enterprise would have to be imported into the United States or transmitted digitally.   Using an auditor in the United States would be unduly burdensome, expensive, and would make our reporting requirements practically impossible to comply with.   As is made clear from our filings, we are with limited resources.   Considering our situation, we would hardly be a proper entity to test what appears to be an overzealous interpretation of the plain language of Section 2.01(a) of Regulation S-X.   Indeed, there may be entities that would be more appropriately served by an auditor in the United States, but with our Nicaraguan ties, we are not one of them.

Advertising and promotion

Our advertising and promotional costs are identified at the time of payment. We consider both our communications with shareholders, such as press releases, and our advertising products and services to constitute advertising and promotion.  However, our press releases are not offers to buy and sell our securities.  Rather, they are used to aid in the communication with shareholders.  The statements contained in the press release constitute forward looking statements.Certain statements contained therein and made by Accredited Business Consolidators Corp. ("ACDU" or "Company") constitute "statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements, identified by words such as "will," "may," "expect," "believe," "anticipate," "intend," "could," "should," "expect," "estimate," "plan" and similar expressions, relate to or involve the current views of management with respect to future expectations, objectives and events and are subject to substantial risks, uncertainties and other factors beyond management's control that may cause actual results to be materially different from any such forward-looking statements. Such risks and uncertainties include those set forth in this document and others made by or on behalf of the Company in the future, including but not limited to, the Company's limited operating history, its need for additional capital or financing, its ability or inability to produce and market products and services, its ability to make a profit in the future, its dependence on a limited number of customers and key personnel, its dependence on certain industries, its ability to locate and consummate business opportunities that would appear to be in the best interests of the shareholders, its ability to implement strategies to develop its business in emerging markets, competition from other or similar companies or businesses, and, general economic conditions. Any forward-looking statements in this document and any subsequent Company document must be evaluated in light of these and other important risk factors. The Company does not intend to update any forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information.

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

Business Development Company or Investment Company

In a letter received in September 2012, the SEC’s staff asked us to discuss the consideration given to whether we are subject to the guidance set forth in ASC Topic 946 (relating to investment companies) and to explain the basis for our conclusion.   The staff also requested that we advise if we believe we expect to be qualified as an Investment Company in the future and the support for our conclusion.    ASC Topic 946 relates to investment companies that meet the specific criteria found in Chapter 946-10-15-2.   To qualify as an investment company, the only substantive activities of the entity are investing in multiple investments for returns from primary business activity.   In our case, our business activities are broader.   While we do invest in some startup entities, many which are affiliated with us and which we make clear we have a conflict of interest in doing so, we also hope to earn income and profit through the issuance of loans, receipt of management consulting fees, and commissions and royalties from our advertising, travel services, and other diversified ventures.   An investment company must state that its express business purpose is investing to provide returns from capital appreciation, investment income, or both.   We have not stated this to be our express business purpose.   Indeed, it is not our express business purpose.   Our express business purpose is broader.   Chapter 946-10-15-2 requires that an investment company utilize “unit ownership” which many of our activities do not comply with.   An investment company must also use a “pooling of funds” system that many of our investments do not utilize.   We, as an entity, do not utilize any “pooling of funds” and we have not used our status as a public company to raise funds.   In fact, we have not raised money through share issuances since 1996.    Finally, an investment company evaluates the performance of its investments utilizing a “fair value” system.   We have not engaged in the necessary “fair value management” to become an investment company.   Presently, we have reported our interests in cash without any write down for fair value except where we took a charge for unrealized losses due to the impaired value of marketable securities effective December 31, 2011.   We also do not have the ability to determine the “fair value” of some of the investments we made.    In some instances, we have no non-public information about the entities and said entities are non-reporting entities.   Therefore, we have no method to gauge the “fair value” of the investment and our ultimate returns may not be based on the value of the entities at all, but rather on the whims of market speculators where the equities trade over the counter.   Pursuant to the SEC’s staff comments, we will attempt to provide a more fair value based on market price guidance; however, we have no method to engage in a true “fair value management” as to these investments that would allow us to be classified as an investment company.       We do not anticipate that we will be an investment company under the strict definition found in Chapter 946-10-15-2 in the near future.   While we are not limiting ourselves to assert that we will never revisit that statement, it is not something that will occur within the reasonable future.   On the contrary, we believe that our focus will be on developing business within ACDU through direct contracts or subsidiaries.

As to qualification as an Investment Company under the Investment Company Act, the SEC’s staff asked us to state how we considered whether or not we qualified as an investment company under Section 3 of the Investment Company Act of 1940, specifically, the description of activities and asset test defined in Section 3(a)(1)(C) of the Act.  We would not be considered an “investment company” because of Section 3(b)(1) of the Investment Company Act of 1940 .   Indeed, we are engaged in businesses other than that of investing, owning, holding, or trading in securities.   We provide management consulting services, loans, collect travel commissions, receive commission on internet advertising, and, as recently announced, now provide internet hosting and internet domains through our associates.     As stated in our report, most of the entities that we propose being affiliated with have not yet issued securities except where stated in our financial statements that we own stock in the entities.   Our business relationship with the companies presently involves our loaning money to them.   Since our commissions related to our other businesses, such as our travel business and internet advertising services, have so far been de minimus , our primary activity involves providing loans to the entities we provided money to at a set interest rate.   Therefore, we also fall under the exception to being an “investment company” found in Section 3(c)(4) relating to companies that substantially all of its business is confined to making small loans or similar businesses.   While we note that it appears that, at the end of the fiscal year 2011, we had more than forty per centum (40%) of our assets in securities, this situation is temporary.   Our loan portfolio and non-stock assets will most likely exceed the shares by the end of this fiscal year.   Moreover, we have begun liquidating a portion of our stock holdings.   Furthermore, pursuant to the staff’s suggestion, we will note some of our investments in stock as impaired which will result in a further decrease in the value of our stock-based assets. Finally, our investment in our own stock would not be considered towards the forty per centum (40%) figure.

In paragraph 6 of the letter, the SEC’s staff inquires about our statement that we are finalizing documents to raise capital as a business development company as defined by the Investment Company Act of 1940.   We do not plan to raise capital as a BDC and we do not purport to be a BDC.   However, we are affiliated with a company, Accredited Business Development Company, which may seek to raise capital as a BDC in the future.   However, ABDC has not taken the steps necessary to move forward at this time.   ABDC’s sole actions, as of the present date, is that it was formed as a corporation and acquired a Central Index Key number from the SEC.   It has not sought to raise capital.   It has neither solicited any person nor received funds from any person.   ABDC presently maintains no assets and no debt.   In the event that ABDC prepares the documents to move ahead with its forward looking goal of raising money as a BDC, it would file the appropriate paperwork with the SEC and register to do so.   Our role with ABDC would be assisting it with management of the enterprise and possibly as an investor in the Company.   In the event of a development with respect to the program, we would file appropriate notifications to our shareholders and make our role clear.

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

Note 5:

The Company's cash and bank accounts derives from the following accounts:

Bank of America 8569		$ 1,259.72

Bank of America 8572		380.61

OptionsXpress Brokerage Account		12,437.76
	Total	$ 14,078.09

Note 6 -- Stock Holdings

We have listed on our balance sheet certain investments into securities and/or stock.   These investments are described in more detail below:

We own 25% of Industrial Supply Company LLC, a Florida entity.  We paid $2,500 for the interest.  ISC planned on registering as a lobbying entity with respect to construction contracts.  Management understands that the entity is not currently pursuing this goal.  We may choose to impair the value of this investment effective December 31, 2012.  If we do this, we will take a charge for the entire amount of the investment and the charge will be found in our annual report for 2012.

We purchased 43,639,950 common shares and 1,000,000 preferred shares of Hiland Terrace Corp., an entity that owned the Hiland Terrace Hotel and Office Center in North Huntingdon, Pennsylvania.  We paid $4,200 for the interest.  Since our investment, Hiland Terrace Corp. divested its hotel asset.  However, Hiland Terrace Corp. continues to operate and receive commissions on certain rooms sold at the hotel.  We believe that, if Hiland Terrace Corp. liquidated, we would recoup our investment at this time.  For that reason, we have not reduced the value or taken an impairment charge with respect to this investment.

We own 77,634 common shares of Southeast Banking Corp.  Southeast Banking Corp. is the holding company of a bank that was ultimately seized by the Federal Deposit Insurance Copr.  We paid $7,763.40 for the shares.  We purchased the shares when the banking institutiion was under bankruptcy protection.  We did not impair the value of this investment as of December 31, 2011, because the enterprise was rerorganizing and there was an interested buyer.   However, subsequent to the annual report, the bankruptcy converted into a liquidation and it is unlikely that we will recoup anything from this investment.  However, we perform impairment analyses on an annual basis.  Therefore, we will not revalue this investment until December 31, 2012.  Shareholders are advised that we will probably not receive any compensation from this investment and it is most likely valueless.

We own 25% of the capital stock of 3-101-53218, S.A., which we paid $2,000.00 for.  The enterprise operates a retail store in Costa Rica at the San Pedro Mall.

We own 126,012 of IAHL Corporation.  We paid $28,507.72 for the shares we currently own.  IAHL Corp. IAHL Corporation trades on the over the counter market in the United States under the symbol IAHL.  IAHL merged with TransCryogen, LLC (A cryogenics transportation and logistics company –www.transcryogen.com). TransCryogen and Altenesol have been working together as partners where TransCryogen supplied the transportation and logistics for the LNG to be produced by Altenesol’s Colombian plant.

We own 25% of the capital stock of Soluciones Faciles S.A., a Costa Rican entity, which we paid $5,000.00 for.  Soluciiones Faciles, S.A., offers payday loans to the public.  Management of Soluciones Faciles S.A. advises us that the program is profitable and that it expects to issue us a dividend in the second half of the year.

We own 1,000,000 shares of James Monroe Capital Corp., an entity that trades on the over the counter market as JMCP.  We paid $200.00 for the shares.  We revalued the shares base on market value as of December 31, 2011, at $100.00, or $.0001 per share.  We know little about JMCP except that our investigation demonstrated that it appears to be part of a stock fraud scheme that issues shares pursuant to fraudulent and inflated debt.  We may consider taking action against JMCP; however, our de minimus losses do not appear to make litigation feasible.

We purchased 4,363,996 common shares of Diversified Land Management Group, Inc., from a private party for $225.00.  The shares are unrestricted.  Diversified Land Management Group, Inc., owns parcels of land in Western Pennsylvania.  Aside from owning the land, we are unaware of any significant business activity by DLMG.  We have not yet received our share certificate because management of DLMG informs us that their transfer agent, Transfer Online, Inc., improperly impounded their share records claiming that they owe a "termination fee" because they were directed to transfer the records to a different transfer agent.  Management of DLMG informs us that the enterprise intends to initiate litigation to obtain its share records so that it may issue our certificate.

We purchased shares of Averion International Corp. for $1,601.00.  These shares were ultimately converted to 395.78 preferred shares.  Averion appears to continue to function as an entity, but it no longer files reports with the Securities and Exchange Commission.  We understand that four small and mid-sized clinical research service companies—Averion International, Trio Clinical Research, Fulcrum Pharma and Clin-Research/ADDPLAN—have merged into one global biopharmaceutical and medical device development services organization.  We will investigate the status of our preferred shares and the value of them with respect to the new entity.

We own 4,150 shares of Direct Markets Holdings Corp., a broker-dealer.  We obtained the shares by purchasing common stock of Hudson Holding Corp. for $22325.00.  After Hudson merged with what is now known as Direct Markets Holdings Corp., our investment was significantly devalued.  Our position is that the merger was done against the interests of the shareholders and involved fraudulent actions by management that breached their fiduciary duties.  This resulted in a significant loss to the value of our shares and we took an unrealized impairment charge of $20499 as of December 31, 2011, nunc pro tunc.

We purchased 10,000 shares of Hotels & Stuff Inc. for $2,000.00.  Hotels & Stuff Inc. is a Colorado corporation that currently owns the Hiland Terrace Hotel and Office Center in North Huntingdon, Pennsylvania.  We are informed by management of Hotels & Stuff Inc. that they will take over operations at the hotel effective January 1, 2012.

Note 7 - Additional Stock Holdings

The following stock purchases occurred during the second quarter of 2012.

We purchased 15,300,672 common shares of A Clean Slate, Inc., for $12,028.44.  A Clean Slate trades on the over the counter market as DRWN.  A Clean Slate was an enterprise that invested in distressed assets.  Since the time of our purchase, management of A Clean Slate, apparently using inflated debt instruments issued to their affiliates, and not disclosed in their financial filings, significantly diluted their share structure.  Management concealed this material information and we were unaware of it at the time of our investment.  We are considering our operations and have served notice on A Clean Slate's reputed president that we may choose to take legal action against the entity.  We will advise shareholders of any developments in this regard.  Shareholders are advised that on December 31, 2012, we will conduct an impairment analysis based on this information and the current market price of the securities.  This may result in our reduction of the value of this investment.

We purchased 2,985,199 shares of common stock in Beacon Redevelopment Industrial Corp. for $8,376.46.  Beacon Redevelopment trades as BCND on the over the counter market.  BCND, through its subsidiary Beacon Pennsylvania Holdings, owns the Westmoreland Glass Factory in Grapeville, Pennsylvania.  The factory, which is inoperable and damaged, was made of Chicago style bricks circa 1900.  There are several million bricks on site.  BCND management believes that the bricks have a value of 25 to 50 cents each depending on the condition.  BCND, through its subsidiary, also owns 250 acres of land in West Virginia.  Finally, BCND maintains certain natural gas rights with respect to its Grapeville, Pennsylvania, property.

Note 8:
The Current Liabilities consist of loans made by My Pleasure Ltd. to the Company.
The Current Interest Payable contains the accrued interest owed on the loans from 2009 through the present.

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

　ITEM　2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our financial statements and related notes included in this report. This report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The statements contained in this report that are not historic in nature, particularly those that utilize terminology such as "may," "will," "should," "expects," "anticipates," "estimates," "believes," or "plans" or comparable terminology are forward-looking statements based on current expectations and assumptions. Various risks and uncertainties could cause actual results to differ materially from those expressed in forward-looking statements.

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

History

Accredited Business Consolidators Corp. (the "Company" or "ACDU") was organized in 1990 under the name Fornello U.S.A., Inc.　　ACDU eventually changed its name to the Italian Oven, Inc., to reflect its operation of various Italian restaurants.　　However, in October, 1996, ACDU did not have the funds to sustain itself, and it filed for protection under Chapter 11 of the United States Bankruptcy Code.　　　ACDU submitted a plan to the bankruptcy court which divested it of most assets, including some intellectual property and trademarks.　　The plan provided no payment to shareholders; however it did not cancel or extinguish the common shares of ACDU.　　The United States Bankruptcy Court for the Western District of Pennsylvania approved the bankruptcy plan. On July 17, 1998, ACDU emerged from bankruptcy.

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

19. SadBro Cinema Inc. ("SadBro"). SadBro is a Pennsylvania corporation formed during 2011 that is in the process of filing a registration statement with the Securities and Exchange Commission. SadBro maintains a licensing agreement to create, produce, and complete a film preliminarily titled, "The Convocation." The screenplay is completed, but subject to certain editing. Once the registration statement is filed, ACDU plans on providing support for the enterprise. Final determinations have not been made as to the extent of ACDU’s involvement in the project, but it is expected that ACDU will own between 9% and 24% of the Company. During the second quarter of 2012, ACDU continued to assist SadBro with its plan of moving forward with respect to the movie development. SadBro officials are preparing an inventory of assets for financial statements so that the movie can be funded with the help of ACDU affiliates. The Convocation script was edited and is near its final stage.

20. RSS Marketing Inc. ("RSS"). RSS is a Pennsylvania corporation formed in 2009 that has developed business plans for an internet marketing company based in Nicaragua. RSS will make use, pursuant to a licensing arrangement, of certain domain names controlled by Domain Management, Inc., a corporation also affiliated with ACDU. Presently, ACDU does not own any shares of RSS. However, RSS is in the process of filing a registration statement with the Securities and Exchange Commission. If approved, ACDU will be in a position to purchase shares of RSS. This matter was delayed during the Second Quarter of 2012 due to some confusion with the CIK Number of RSS Marketing. Specifically, the SEC believed that the Company was previously in existence. However, after discussions with staff at the SEC, RSS Marketing was able to obtain its new CIK number and recently deposited the required fees with the Securities and Exchange Commission so it may file its registration statement.

21. Accredited Transcription Corp. ("ATC"). ATC is a Pennsylvania corporation formed in 2011 to effectively administer certain patents for technology. ACDU will own approximately 15% of ATC. ATC did obtain, through assignment, 66.6% of United States Patent 6,298,326 for an off-site data entry system. The Company believes that the patent is being infringed upon by several vendors of cellular and wireless systems including those built into both the current version of Google’s Android and Apple’s I-Phone operating systems. Therefore, ATC retained legal counsel to assist it in prosecuting its claims. Once final documents are executed, ATC will provide an announcement of its litigation strategy. ATC advised ACDU that it believes the matter will move forward during the Third Quarter of 2012. Delays occurred because the Company hoped that the owner of the remaining portion of the patent rights would enter into a joint prosecution understand and share legal counsel with ATC; however, negotiations stalled and, absent a development, ATC will prosecute its rights on its own.

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

ITEM 4.

Controls and Procedures

As required by Rule　13a-15(b) under the Exchange Act, management carried out an evaluation, with the participation of the Company’s Principal Executive Officer and Financial Officer, of the effectiveness of the Company's disclosure controls and procedures, as of　June 30, 2012.　Based on the evaluation as of June 30, 2012, the Principal Executive Officer and Financial Officer of the Company have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e)and 15d-15(e) under the Exchange Act) were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

Internal controls are procedures which are designed with the objective of providing reasonable assurance that our transactions are properly authorized, recorded and reported and our assets are safeguarded against unauthorized or improper use, to permit the preparation of our financial statements in conformity with generally accepted accounting principles. While the Company's controls and procedures were inadequate for timely reporting, the internal controls and procedures did not appear to be sufficient for fair and accurate disclosure of information and to prevent unauthorized or improper use of the Company's financial statements.

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

ITEM　4 .

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

Accredited Business Consolidators Corp.

Date: November 19, 2012	/s/ Joanna Chmielewska
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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: November 19, 2012	/s/ Joanna Chmielewska
Joanna Chmielewska
President and Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. § 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q of Accredited Business Consolidators Corp.(the "Company") for the quarter ended June 30, 2012, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned President, and sole officer of the Company, certifies, to the best of her knowledge, information, and belief of the signatory, pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:

(1)	The Report complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Joanna Chmielewska
President and Chief Financial Officer
Date: November 19, 2012