Form 10-Q
period 2012-09-30
ACCREDITED BUSINESS CONSOLIDATORS CORP.
filed 2012-11-20
CIK 933425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q /A

(Amendment number two)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) or the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.　　　　Yes　　X　　No　 ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (s. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No X.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 436,399, 566 common shares as of November 19, 2012.

Note: The aggregate market value of the common stock held by all persons using the price of $.0024, which is the price at the close on June 29, 2012, is $1,047,359. As of September 30 30, 2012, there were 436,399,566 common shares outstanding with a par value of .0001. There are 500,000,000 preferred shares outstanding belonging to My Pleasure Ltd., a United Kingdom company, which share the same voting rights as the common stock except that their voting power will never be less than 51%. Therefore, the common stock represents slightly less than half of the Company's control.

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

ITEM 1: Financial Statements

　ACCREDITED BUSINESS CONSOLIDATORS CORP.
(A BUSINESS DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
(UNAUDITED)

                                                       As of Sept. 30   As of December 31      As of September 30
                                                        2012             2011                   2011

ASSETS:
Current assets:
    Cash and Bank Accounts:                             $ 11597.53          $   1468.72         $  2540.27

Stocks and Investments:
    Industrial Supply Company LLC (25%)                 $  2500.00          $   2500.00         $  2500.00
    Hiland Terrace Corp. (43639950 common
      and 1000000 preferred shares)                        4200.00              4200.00            4200.00
    3-101-53218 S.A. (25%)                                 2000.00              2000.00            2000.00
    Southeast Banking Corp. (77634 common)                 7763.40              7763.40            7763.40
    Soluciones Faciles S.A. (25%)                          5000.00              5000.00            5000.00
    IAHL Corporation (126012 common shares)               28507.72             28507.72           28507.72
    IAHL Corporation (41488 common shares)                     ---             10372.00           10372.00
    James Monroe Capital Cp. (1000000 common)
      (Purchased at $200. Revalued for impairment
       nunc pro tunc to December 31, 2011)                  100.00               100.00             200.00
    Diversified Land Management Gp. (4363996 common sh.)    225.00               225.00             225.00
    Averion International Corp. (395.78 preferred sh.)     1601.00              1601.00            1601.00
    Direct Markets Holdings Corp. (4150 common sh.)
      (Purchased at $22325.  Revalued for impairment
       nunc pro turn to December 31, 2011)                 1826.00              1826.00           22325.00
    Hotels & Stuff Inc.                                    2000.00                  ---                ---
    A Clean Slate Inc. (15300672 common shares)           12028.44                  ---                ---
    Beacon Redevelopment Ind. Cp. (2985199 common sh.)     8376.46                  ---                ---
    Northern California Bancorp. (163 common shares)         51.33                  ---                ---
Treasury Stock:
    Accredited Business Consolidators Corp. (888,681
       common shares)                                      5560.77              5560.77             5560.77

Loan Receivables:
    Industrial Supply Co. LLC                              2737.59              2737.59             2737.59
    Richwood Eco Ventures, Inc.                           35612.50             35612.50            35612.50
    Telecom Tools Inc.                                     2112.00              2112.00             2112.00
    Accredited Suppliers Corp.                             2713.95              2713.95             2713.95
    Domain Management Inc.                                 2210.41              2185.41             1966.40
    Identifier Inc.                                         325.11               325.11               83.09
    Italian Oven Financial Inc.                             137.50               137.50              137.50
    Italian Oven Travel & Entertainment Corp.               137.50               137.50              137.50
    Italian Oven International                              137.50               137.50              137.50
    Italian Oven Intellectual Property Corp.                137.50               137.50              137.50
    Italian Oven Technologies Inc.                          137.50               137.50              137.50
    Accredited Hospitality Group, Inc.                      137.50               137.50              137.50
    Accredited Consolidators Europe                        2984.75              1784.75             1784.75
    Calichi Sino Inc.                                      1040.00              1040.00             1040.00

TOTAL ASSETS:                                           $143898.96           $120460.92          $141670.44

LIABILITIES:
    Loans from shareholders (My Pleasure Ltd.)          $191676.00           $191676.00          $191676.00
    Interest on loans from shareholders                   55037.80             55037.80            35870.20
    Loan from Drub Howlety Inc.                            8000.00                  ---                 ---

TOTAL LIABILITIES:                                      $254713.80           $246713.80         $227546.20

CAPITAL:
Stockholders' Equity:
    Accumulated deficit                                $(240215.84)         $(255653.88)        $(235875.76)
    Deficit due to unrealized loss from impaired
      value of Direct Markets Holdings stock             (20499.00)           (20499.00)                ---
    Deficit due to unrealized loss from impaired
      value of James Monroe Capital Corp. stock            (100.00)             (100.00)                ---
    Preferred stock, 500,000,000 authorized, issued
      and outstanding to My Pleasure Ltd., par .0001      50000.00             50000.00            50000.00
    Common stock, 450,000,000 authorized,
      436,399,566 issued and outstanding, par .0001       43640.00             43640.00            43640.00
    Adjustment to shareholder equity (caused by par
      value of previously issued stock)                  (43640.00)           (43640.00)          (43640.00)
    Additional paid in capital by My Pleasure Ltd.       100000.00            100000.00           100000.00

TOTAL CAPITAL:                                         $(110814.84)         $(126252.88)         $(85875.76)

LIABILITIES AND STOCKHOLDER EQUITY:                    $ 143898.96           $120460.92          $141670.44

 The accompanying notes are an integral part of the financial statements.

ACCREDITED BUSINESS CONSOLIDATORS CORP.
(A BUSINESS DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS
(UNAUDITED)

                                               Three Months         Three Months       July 18, 1998
                                               ended Sept. 30       ended Sept. 30     (emerge from bankruptcy
                                               2012                 2011               to Sept. 30, 2012

REVENUE:

Commissions                                    $        ---         $     13.31         $     277.09
Dividends                                               ..31                 ..03                 2.54
Income from Sale of Investments                         ---                                135179.03
Other Income                                                                                     .14
Interest on Loans Issued                                                   2.50              4415.56
                                               ---------------------------------------------------------------------
TOTAL INCOME:                                  $        ..31         $     15.84         $  139874.36
                                               ---------------------------------------------------------------------

COST OF GOODS SOLD:

Cost of Short Term Investments Sold:           $         --         $                   $  133720.34
                                               ---------------------------------------------------------------------
EXPENSES:

Expense Relating to Investment Activities      $                    $                   $    3837.94
Miscellaneous Organizational Expenses                                                       39633.00
Consulting Fees                                                                             60264.00
Legal Expenses                                                                              48800.00
Miscellaneous Business Expenses                                                               222.00
Interest on Loans                                                                           55037.80
Bank Fees                                            139.85              164.85              3351.99
Executive Compensation                                                                        200.00
Rents/Virtual Office Services                        301.33              317.83              4125.44
Insurance                                                                                     109.74
Subscriptions to Travel Database Services            278.10              278.10              2158.00
Internet/Domain Names                                 29.85             1636.07              2707.56
Advertising/Public Relations                                                                13892.43
Communications/Telephone                             656.00                                  2374.45
Supplies                                                                                        3.00
Commissions Paid (incl. brokerage)                                                            820.99
Charitable Contributions                                                                      500.00
Accounting Fees/Auditing Expenses                                       2250.00              6950.00
Administrative Expenses                                                  267.96              1465.17
Software and Data Licenses                                                                    116.94
Impairment Charge -- Direct Markets Holding                                                 20499.00
Impairment Charge -- James Monroe Capital                                                     100.00
                                               ---------------------------------------------------------------------
TOTAL EXPENSES:                                $    1405.13         $   4914.81         $  267169.45
                                               ---------------------------------------------------------------------
PROFIT (OR LOSS):                              $   (1404.82)         $ (4898.97)        $ (261015.43)
                                               ---------------------------------------------------------------------
                                               ---------------------------------------------------------------------

TOTAL NUMBER OF OUTSTANDING SHARES:

Preferred Shares                               500,000,000          500,000,000
Common Shares                                  436,399,566          436,399,566

PROFIT (OR LOSS) PER SHARE:                    $       (.000001712)  $(     .0000052)  $ (      .000278744)

　The accompanying notes are an integral part of the financial statements.

ACCREDITED BUSINESS CONSOLIDATORS CORP.
(A BUSINESS DEVELOPMENT STAGE COMPANY)
CASH FLOW STATEMENTS
(UNAUDITED)

                                               Three Months         Three Months       July 18, 1998
                                               ended Sept. 30       ended Sept. 30     (emerge from bankruptcy
                                               2012                 2011               to Sept. 30, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:

Net profit (or loss)                              $ (1404.82)        $  (926.55)      $(240254.67)
    Adjustments to reconcile net loss to cash         200.28                                76859.78
    Notes payable in exchange for services
    Loans to third party companies                  (1225.00)                             (1252.50)
    Common stock issued for services
    Accounts and loans payable
    Interest payable
                                               ------------------------------------------------------------------
NET CASH FROM OPERATING ACTIVITIES:               $      .31       $   (926.55)      $(164646.72)
                                               ------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Cash used for investments and stock acq.      $(51.33)                            $(109494.95)
                                               ------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

Loans from shareholder(s)                         $                                      $ 127739.20
Long term loans                                                                              8000.00
Issuance of common stock for cash                                                          150000.00
Advances from shareholder(s)
                                               ------------------------------------------------------------------
NET CASH FROM FINANCING ACTIVITIES                $      ---         $        ---        $ 285739.20
                                               ------------------------------------------------------------------
CASH AT THE BEGINNING OF PERIOD                   $ 14078.09              3466.82        $       ---
                                               ------------------------------------------------------------------
CASH AT THE END OF PERIOD                         $ 11597.53              2540.27        $  11597.53
                                               ------------------------------------------------------------------
NET CHANGE IN CASH                                $  2480.56         $  (926.55)       $  11597.53
                                               ------------------------------------------------------------------
                                               ------------------------------------------------------------------

　The accompanying notes are an integral part of the financial statements.

ACCREDITED BUSINESS CONSOLIDATORS CORP.
STATEMENT OF STOCKHOLDER'S EQUITY SEPTEMBER 30, 2012

Detail	Capital on Shares Issued	Capital Stock	Paid-In Capital	Retained Earning	Acumulated Deficit	Total

Balance as September 30, 2012			150,000.00		$(259410.02)	$ (109410.02)
Preferred Shares 500,000,000 authorized at $0.0001	500,000,000	0.0001	$ 50,000.00
Common Shares 450,000,000 authorized at .0001	436,399,566	0.0001	$ 43,640.00
Comprehensive Income:
Net Income 3th Quarter 2011						(1404.82)
Less par value of treasury shares
Additional Paid-in Capital			$ 100,000.00
Adjustments to Shareholder's equity			$ (43,640.00)
Balance as of September 30, 2012	936,399,566		150,000.00		$(259410.02)	$ (110814.84)

ACCREDITED BUSINESS CONSOLIDATORS CORP.
STATEMENT OF STOCKHOLDER'S EQUITY SEPTEMBER 30, 2011

Detail	Capital on Shares	Capital Stock	Paid-In Capital	Retained Earning	Acumulated Deficit	Total

Balance as September 30, 2011			150,000.00		$(234,022.66)	$ (84,022.66)
Preferred Shares 500,000,000 authorized at $0.0001	500,000,000	0.0001	$ 50,000.00
Common Shares 450,000,000 authorized at .0001	436,399,566	0.0001	$ 43,640.00
Comprehensive Income:
Net Income 3th Quarter 2011						(926.55)
Less par value of treasury shares
Additional Paid-in Capital			$ 100,000.00
Adjustments to Shareholder's equity			$ (43,640.00)
Balance as September 2011	936,399,566		150,000.00		$(234,022.66)	$ (84,949.21)

ACCREDITED BUSINESS CONSOLIDATORS CORP.
ACCOMPANYING NOTES

At September 30, 2012

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

Note 3: Commitments and contingencies

As of September 30, 2012, the Company is not subject to contingencies or commitments or obligations under lease commitments.

Note 4: Going concern

As of September 30, 2012, the Company had insufficient working capital. As such, the accompanying financial statements have been prepared assuming the Company will continue as a going concern. The company does not have sufficient working capital for its planned activities, which raises substantial doubt about its ability to continue as a going concern.　 The continuation of the company as a going concern depends on obtaining additional working capital. In addition, the company’s business model is untested and untried.　 The Company invests in high risk start-up enterprises.　 The Company will rely on receiving additional funding from My Pleasure and other enterprises in order to continue making investments and loans.　 This situation makes Accredited a company that is suitable for investment only by for professional investors that understand the inherent risks of a company that invests in start–up enterprises. Additionally, the Company trades in the Over-the-Counter market, a volatile market for professional investors who understand the risks inherent in trading stocks that lack liquidity.

Note 5:

The Company's cash and bank accounts derives from the following accounts:

Bank of America 8569		$190.76

Bank of America 8572		1839.46

OptionsXpress Brokerage Account		9567.31
	Total	$ 11597.53

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

3. Accredited Consolidators Europe PLC ("ACE"). ACE was formed in the United Kingdom in November 2009 as a public limited company. ACE will be a holding corporation similar to ABDC, discussed above. However, it will focus primarily on projects in Eastern Europe. ACE plans on only accepting foreign investment capital. On December 31, 2011, the Company entered into a resolution directing that it would file documentation with the Pennsylvania Secretary of State to domesticate itself there during the second quarter of 2012. The Company did not domesticate ACE as of September 30, 2012. The Company failed to file domestication papers as it planned to do on August 15, 2012.  The Company intends to do so in early 2012.

4. Accredited Hospitality Group Inc. ("AHG"). AHG is a Pennsylvania corporation formed in November 2009. AHG was formed to develop investments in the hospitality industry. Presently, AHG's sole contract is to provide management services with Hiland Terrace Corp., a small hotel in North Huntingdon, Pennsylvania. The contract does not presently provide revenue to AHG due to Hiland Terrace's financial position. It is noted that the Hiland Terrace was sold to Hotels & Stuff, Inc., a Colorado corporation, in December 2011. Hotels & Stuff will continue its relationship with ACDU. Hotels & Stuff Inc. was set to take control of the management of the Hiland Terrace effective January 1, 2013.  Hotels & Stuff delayed taking over operations of the Hiland Terrace Hotel due to the death of an officer of Hiland Terrace Corp. which complicated the transition.

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

6. Italian Oven Travel & Entertainment Corp. ("IOTE"). IOTE is a Pennsylvania corporation formed in January 2009. The purpose of IOTE is to offer travel and entertainment related websites. IOTE presently has numerous contracts in place to sell travel offerings such as cruises, hotels, car rentals, and tour packages throughout the world. While agreements to offer travel services are in place, IOTE will need to raise capital to obtain the money to prepare the websites and booking engines necessary to be successful. IOTE was dormant during the 2012.

7. Italian Oven Technologies Inc. ("IOTI"). IOTI is a Pennsylvania corporation formed in February 2009 to engage in the business of distributing electronic devices to Central America. Initially, the Company teamed up with ACER Computers as an authorized partner and prepared to import computers into Costa Rica, Nicaragua, and Honduras. However, the Company determined that the pricing for purchasing systems in bulk from ACER could not compete with large retailers such as Circuit City and Amazon.com. While these outlets are not in Central America, residents of those countries import electronics on their own using services with mail forwarding from Miami. Recently, IOTI changed its focus to dual-SIM cellular phones. IOTI began negotiating agreements with several wireless telephone manufacturers in China and Hong Kong that manufacturer the devices. IOTI is in the product testing stage to assure that only quality products are purchased. If the phones being tested pass the tests, the Company will begin importing these telephones into Central America. The dual-SIM phones are extremely popular in Central America because most clients use a prepaid SIM. The prepaid plans provide low cost calling, but only to other phones on the same network. Therefore, residents of Central America usually carry two cellular phones, each being on a separate provider. Having a dual SIM phone alleviates the need for two phones. IOTI will require capital to successfully move forward with the project. This project did not move forward during the relevant times. However, plans were developed for the third quarter of 2012 that including purchasing name-brand telephonic equipment earmarked for India and importing it to Central America. Specifically, the Company is looking at certain dual SIM models of LG telephones and new tri-SIM telephones.  The plans were not implemented during the third quarter of 2012 due to procedural impediments.  However, the Company continues to plan to implement this business model during 2013.

8. Italian Oven Financial Inc. ("IOF"). IOF is a Pennsylvania corporation formed in January 2009. IOF's purpose and plan is to offer financial services as a white label affiliate for unique products that can be provided with fair pricing. Presently, IOF is exploring a potential partnership to provide a binary options trading platform to the public. During 2011, negotiations did not continue for the binary options program. However, IOF is planning to explore the opportunity with another financial services company that may wish to enter a similar program during 2013.

9. Richwood Eco Ventures, Inc. ("REVI"). REVI is a Pennsylvania corporation formed in 2009. REVI operated a venture whereby it had Richwood Corporacion in Nicaragua process wood for it which was then sold to enterprises in Europe and the United States. REVI filled two orders for wood from a company in Andorra and caused the timber to be delivered; however, it has since been impaired from operating because of several factors. The first material event was that its consulting director fell ill and was unable to continue in his capacity. This left REVI with no experienced officer in the field. Concurrently, creditors of Rich Forest Management took over the Richwood factory as they claimed to hold a mortgage thereon. While REVI, through its affiliates, owned approximately 100,000 in equipment assets, those assets were inside the factory. REVI's affiliates are presently going through both criminal and civil legal channels to reacquire possession of its wood processing equipment. Once REVI obtains the equipment, it will either partner with another wood processing plant or it will open its own plant. In either case, REVI will need capital and will file an appropriate registration statement with the Securities and Exchange Commission so that it can raise money. During 2012, the legal challenges remained pending. In early 2012, REVI’s affiliates obtained a court order to retrieve their property. However, the opposing party obtained a temporary stay of the Order. Since the temporary stay, affiliates of REVI presented evidence to the Court showing that the documents submitted by the opposing party could not have been created on the date that they were signed. Specifically, official documents in Nicaragua contain a numbering system that makes it difficult for a party to forge documents because the newer paper would not have existed during the time of the original transactions.  Because of delays in court proceedings in Nicaragua, the Company intends to explore suing the perpetrator in the United States where he lives, to wit, in Florida.

10. Telecom Tools Inc. ("TTI"). TTI is a Pennsylvania corporation formed in July 2009. TTI filed a patent for a modification to a popular telecommunications punch-down tool. Punch-down tools are routinely used when installing wiring for communications systems and in telephone rooms. The #66 punch-down blade frequently causes accidental shorting when installers brush the tool against adjacent connections. This causes digital stations to crash, lockup, or trip circuit protection, resulting in dropped calls and upset clients. Worse, such accidental contact sometimes causes permanent damage to equipment. TTI's patent provides a coating to the tool that will minimize the chances of shorting. The modification will only cost manufacturers a small amount of money per tool to add the protection to it. TTI will collect royalties on its patent-pending process. TTI’s patent application remained pending during 2011. The Company expects a response from the USPTO during 2012. As of September 30, 2012, the Company did not receive any information from the USPTO. The Company intends to complete a website during the third quarter of 2012 providing information about its product and allowing third-parties to license the technology.

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

15.　 Hiland Terrace Corp.　 The Company owns less than 10% of the Hiland Terrace Corp., a corporation that owned a small motel and office center in Pennsylvania.　 Hiland Terrace Corp. sold the hotel in December 2011 to Hotels & Stuff, Inc. a Colorado corporation. Hiland Terrace Corp. continued to operate the hotel and will do so until January 1, 2013, when Hotels & Stuff Inc. will take over operations.

16.　 Identifier Inc. ("II"). II was formed in 2010 to earn advertising revenue from websites. The websites focus on the release of data in a publicly alterable wiki format. II requires additional capital to implement its business model. During the Third Quarter of 2012, Identifier Inc. did not have substantial operations to report. However, it is making progress with the planned code to implement the new website at www.identifier.com . The Company will cotninue its website development.

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

19. SadBro Cinema Inc. ("SadBro"). SadBro is a Pennsylvania corporation formed during 2011 that is in the process of filing a registration statement with the Securities and Exchange Commission. SadBro maintains a licensing agreement to create, produce, and complete a film preliminarily titled, "The Convocation." The screenplay is completed, but subject to certain editing. Once the registration statement is filed, ACDU plans on providing support for the enterprise. Final determinations have not been made as to the extent of ACDU’s involvement in the project, but it is expected that ACDU will own between 9% and 24% of the Company. During the second quarter of 2012, ACDU continued to assist SadBro with its plan of moving forward with respect to the movie development. SadBro officials are preparing an inventory of assets for financial statements so that the movie can be funded with the help of ACDU affiliates. The Convocation script was edited and is near its final stage.  Although moving slowly, the Company's partners are finalizing the script and forming their production plans with the intent of making the movie during 2013.

20. RSS Marketing Inc. ("RSS"). RSS is a Pennsylvania corporation formed in 2009 that has developed business plans for an internet marketing company based in Nicaragua. RSS will make use, pursuant to a licensing arrangement, of certain domain names controlled by Domain Management, Inc., a corporation also affiliated with ACDU. Presently, ACDU does not own any shares of RSS. However, RSS is in the process of filing a registration statement with the Securities and Exchange Commission. If approved, ACDU will be in a position to purchase shares of RSS. This matter was delayed during the 2012 due to some confusion with the CIK Number of RSS Marketing. Specifically, the SEC believed that the Company was previously in existence. However, after discussions with staff at the SEC, RSS Marketing was able to obtain its new CIK number and recently deposited the required fees with the Securities and Exchange Commission so it may file its registration statement. RSS Marketing and ACDU entered into a joint venture to provide webhosting services at www.accredihost.com, a program that is operational but is not expected to earn profits for ACDU until late 2013 or mid-2014.

21. Accredited Transcription Corp. ("ATC"). ATC is a Pennsylvania corporation formed in 2011 to effectively administer certain patents for technology. ACDU will own approximately 15% of ATC. ATC did obtain, through assignment, 66.6% of United States Patent 6,298,326 for an off-site data entry system. The Company believes that the patent is being infringed upon by several vendors of cellular and wireless systems including those built into both the current version of Google’s Android and Apple’s I-Phone operating systems. Therefore, ATC retained legal counsel to assist it in prosecuting its claims. Once final documents are executed, ATC will provide an announcement of its litigation strategy. ATC advised ACDU that it believes the matter will move forward during the Third Quarter of 2012. Delays occurred because the Company hoped that the owner of the remaining portion of the patent rights would enter into a joint prosecution understand and share legal counsel with ATC; however, negotiations stalled and, absent a development, ATC will prosecute its rights on its own.  ACDU did acquire the 15% of ATC in October 2012.

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

ITEM 4.

Controls and Procedures

As required by Rule　13a-15(b) under the Exchange Act, management carried out an evaluation, with the participation of the Company’s Principal Executive Officer and Financial Officer, of the effectiveness of the Company's disclosure controls and procedures, as of　September 30, 2012.　Based on the evaluation as of September 30, 2012, the Principal Executive Officer and Financial Officer of the Company have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e)and 15d-15(e) under the Exchange Act) were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

Internal controls are procedures which are designed with the objective of providing reasonable assurance that our transactions are properly authorized, recorded and reported and our assets are safeguarded against unauthorized or improper use, to permit the preparation of our financial statements in conformity with generally accepted accounting principles. While the Company's controls and procedures were inadequate for timely reporting, the internal controls and procedures also did not appear to be sufficient for fair and accurate disclosure of information and to prevent unauthorized or improper use of the Company's financial statements.  Specifically, the Securities and Exchange Commission notified us of their belief that we made certain errors in our reporting particularly in our report for the year ending December 31, 2011, and in our quarterly report ending June 30, 2012.  While we have made corrections to our June 30, 2012, quarterly report via an amendment, and we are in the process of amending our year ending December 31, 2011, report, we may not have addressed all of the Securities and Exchange Commission's concerns adequately and will, most likely receive additional comments from the agency in the near future.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ending on September 30, 2012, that materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

Reports on Form 8-K

On October 5, 2012, we filed a current report on Form 8-K that related to events that occurred during the Third Quarter of 2012.  The 8-K we filed, as it relates to events occurring during the Third Quarter of 2012, included the advisement that, on September 26, 2012, ACDU entered into an agreement with RSS Marketing, Inc., to participate in a venture known as AccrediHost.  RSS Marketing Inc. will manage the venture and provide ACDU with a commission amounting to fifty percent (50%) of the profit from the services. Through the www.accredihost.com website, the association offers access to low price international web hosting services with a choice of four different international data service locations. Prices start under $6.00 per month for web hosting plans. Users have a choice of having their data and websites hosted in the United Kingdom, Sweden, Australia, or the United States.Accredihost.com will be offering stand-alone domain names for $9.95 per year with no gimmicks. While many domain registration companies provide a low price for the first year only, Accredihost.com will retain competitive pricing no matter how many years of service are applied for. The $9.95 annual registration cost includes .com, .org, .net, .info, .de, .ru, .biz, ..us, .co.uk, and .eu domains.Accredihost.com also introduced www.london-host.com to focus on its Pionen Data Center-based hosting offerings. The Pionen Data Center in Sweden is one of the most reputable and secure data centers in the world, successfully hosting Wikileaks without interruption. Through www.stockholmhost.com, the data center is available to smaller companies and websites at low prices. To focus on the United Kingdom data center, Accredihost.com created www.london-host.com. While the site features the United Kingdom data center, it also allows customers to sign up for services at the other hosting locations.  Shareholders should note that RSS Marketing Inc. is aligned with ACDU and shares certain management.  ACDU provides consulting and management services to RSS Marketing.

We also reiterated to our shareholders that our address of 196 West Ashland Street in Doylestown, Pennsylvania, is a virtual office.  Our officers are not located in the United States.  Our President, Joanna Chmielewska, resides in the European Union. Our Vice President and Chief Operating Officer, Andy William, resides in Nicaragua.  The majority of our business records are kept in Nicaragua in the possession of Mr. William.  Many of our business activities are in Nicaragua including our consulting services and loans made to Richwood Eco Ventures, Inc., and Accredited Suppliers Nicaragua, S.A.    To provide a physical location for our business records, we have entered into a sub-lease with Accredited Suppliers Nicaragua, S.A., to share their physical office located at De La Estatua de Montoya, 1 Cuadra al Sur, Casa Equinera, Managua, Nicaragua.  Although mail service is possible to our physical address, because the office is only sporadically staffed, we ask that correspondence continue to be sent to our Pennsylvania virtual office or to our Post Office Box in Nicaragua:  Accredited Group; Apartado PA 228; Managua 10000, Nicaragua. In accordance with Pennsylvania law, any legal correspondence, official filings, summonses, notices, tax demands, etc., should be served on our Commercial Registered Office Provider, ABC Agents, Inc., in Westmoreland County, Pennsylvania.

CREDITED BUSINESS CONSOLIDATORS CORP.

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

CERTIFICATION PURSUANT TO
18 U.S.C. § 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q of Accredited Business Consolidators Corp.(the "Company") for the quarter ended September 30, 2012, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned President, and sole officer of the Company, certifies, to the best of her knowledge, information, and belief of the signatory, pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:

(1)	The Report complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Joanna Chmielewska
President and Chief Financial Officer
Date: November 19, 2012