Form 10-K/A
period 2011-12-31
ACCREDITED BUSINESS CONSOLIDATORS CORP.
filed 2013-01-28
CIK 933425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM  10K/A

x	AMENDED ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2011.

Commission file number 0-27182

ACCREDITED BUSINESS CONSOLIDATORS CORP.

(Exact name of registrant as specified in its charter)

PENNSYLVANIA	25-1624305
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

Securities registered pursuant to Section 12(g) of the Act:   Class:  Common stock, $.0001 par value

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:  (  ) Yes  (X) No.

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act:  (  ) Yes  (X) No.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) or the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes    o    No   x (The Company was late filing its Second Quarter 2011 10-Q report because it required to have its EDGAR password reset).

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (s. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ( ) Yes   (X) No.  The Company is unable to convert its filings into an Interactive Data File and plans on petitioning the Securities and Exchange Commission for an exemption from this requirement.

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

As of the date of this filing, there were 436,399,566 common shares outstanding of the registrant's Common Stock, $.0001 par value. Additionally, there are 500,000,000 preferred shares issued and outstanding.   The preferred shares are not registered and are not convertible into common shares.

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

PART I

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

Change in Control and Change in Management

As explained above, in October 2008, there was a significant and material change in control and management when the Company issued 5,000,000 restricted common shares to My Pleasure Ltd. of the United Kingdom. The issuance of these shares effectively gave majority control to My Pleasure Ltd. My Pleasure Ltd. effectively controls the Company and, by vote of its shares, controls the directors and officers of the Company. Also in October 2008, Joanna Chmielewska was appointed the Company's control officer and director. Ms. Chmielewska is effectively controlled by the voting shares of My Pleasure Ltd. No person owns more than 10% of My Pleasure Ltd. However, My Pleasure Ltd. is a private company and most of its records have not been made available to the public. Investing in ACDU does not constitute an investment in My Pleasure Ltd. On the contrary, My Pleasure Ltd. is an investor in ACDU and may be an investor in other companies not affiliated with ACDU.  As of December 31, 2011, and through the date of the filing of this report, My Pleasure Ltd. remained the majority owner of the Company with 53% of its controlling interest.  My Pleasure Ltd. is also the largest creditor of the Company having provided it the majority of the financing it received.

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

ITEM 1A.  Risk Factors.

Smaller reporting companies are not required to provide risk factor disclosure on their form 10-K filings.  Nevertheless, Accredited Business Consolidators Corp. believes that investors and potential investors should view our company as an extremely high risk and speculative investment.  We have outlined certain risk factors below but they may not be complete and additional risk factors may exist:

1.  Our Business Is Difficult To Evaluate Because We Have No Ongoing Operations and Minimal Assets . As the Company currently has no ongoing operations other than to find business ventures and with only minimal assets, there is a risk that we will be unable to continue as a going concern and consummate a business combination. We have no significant assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in our incurring a net operating loss that will increase continuously until we can consummate a business combination with a profitable business opportunity. We cannot assure investors that we can identify a suitable business opportunities and consummate the business combinations.

2. We Will Continue To Incur Claims, Liabilities And Expenses . We will continue to incur claims, liabilities and expenses, which will reduce the realizable value of our remaining assets and the amount potentially available for distribution to stockholders. Claims, liabilities and expenses from operations (such as salaries, directors' and officers' insurance, payroll and taxes, legal, accounting and consulting fees and miscellaneous office expenses) will continue to be incurred. These expenses will have to be satisfied from our remaining assets and, therefore, will reduce the net realizable value of those assets.

3.  Our Business Will Have No Revenues Unless We Acquire An Operating Business or Create a Successful Joint Venture . As of the date hereof, the Company, as defined in Rule 12b-2 under the Exchange Act, is a “shell company,” defined as a company with no or nominal assets (other than cash) and no or nominal operations. We currently have no revenues from operations. We may not realize any revenues unless and until we successfully acquire an operating business or participate in an active joint venture.

4.   Because Of The Deficiencies In Our Past Compliance With Disclosure Rules And The Requirements Of Securities Laws, We Face Risks Of Liability Under The Securities Laws .  Although we are presently in compliance with our reporting requirements, we did not achieve this status until May 2011. While we worked with the Securities and Exchange Commission to meet certain deadlines they imposed on us, they still have the right to take action against us. While we have no indication that they will, in the past we have not filed our annual reports for several years.  Therefore, we could be named in an administrative, civil or criminal proceeding by the SEC or another government entity, and we could be named in a civil proceeding brought by a stockholder or other private entity. There is no guarantee we would emerge from such a proceeding with the ability to continue as a going concern. The deficiencies in our compliance which we believe could have material consequences for us include the following: We note that we failed to file our reports with the SEC in a timely manner during the second quarter of 2011. This was the result of our inability to upload the reports because the EDGAR system locked us out. We had to reapply for passcodes from the SEC and, upon receipt, we promptly filed our report. We note, however, that another late filing could cause us to be delisted from the Over the Counter Bulletin Board.  During 2012, we received a communication from the Securities and Exchange Commission containing staff comments.  These comments are addressed throughout this report.  The communication resulted in our Company changing certain accounting methods.  Our responses to the SEC's staff comments do not foreclose the Commission from taking any action with respect to the filing.  The SEC's position is that that the Company may not assert staff comments as a defense in any proceeding initiated by the Commission or any person under the federal securities laws.

5.  Our Financial Statements Include A Going Concern Opinion From Our Independent Auditors .The Company received a going concern opinion on its financial statements for fiscal year 2011. Our auditors have stated that due to our lack of assets and operations, there is "substantial doubt" about our ability to continue as a going concern. The going concern opinion from our auditors may limit our ability to access certain types of financing, or may prevent us from obtaining financing.

6.   Future Success Is Highly Dependent On The Ability Of Management To Locate And Attract A Suitable Acquisition . The nature of our operations is highly speculative and there is a consequent risk of loss of your investment. The success of our  operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While management intends to seek business combination(s) with entities having established operating histories, we cannot assure you that we will be successful in locating candidates meeting that criterion. In the event we complete a business combination, the success of our operations may be dependent upon management of the successor firm or venture partner firm, and numerous other factors beyond our control.

7.   Future Sales By Existing Security Holders Could Depress the Market Price of Our Common Stock .  If our existing stockholders sell a large number of shares of our common stock, the market price could decline significantly.  Further, even the perception in the public market that our existing stockholders might sell shares of common stock could depress the market price of the common stock.

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

10.  "Penny Stock" Regulations May Impose Certain Conditions On The Marketability Of Our Securities .  The Securities and Exchange Commission has adopted regulations which generally define "penny stock" to be an equity security that has a market price of less than $5.00 a share, subject to certain exceptions.  Our common stock is presently, and most probably will always be, subject to these regulations which impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 including their spouse).  For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's written consent to the transaction prior to the purchase.  Additionally, for any transaction involving a "penny stock," unless exempt, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the Commission relating to the "penny stock" market.  The broker-dealer must disclose the commission payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market.

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

During 2011, the Company's revenue consisted mainly of $163.68 in commissions from its travel related services and websites.  The Company continues to develop its businesses and business plans with great uncertainty as to whether any of the enterprises and proposals will be funded, successful, or gain revenue for the Company.

We incurred operating costs and expenses of approximately $27,060 to operate the Company.  These costs relate to normal business operating costs and interest owed to our primary stockholder, My Pleasure Ltd., for cash loans that the entity made to our Company.

We incurred an unrealized loss of $20,599 by reducing the value of investments we made into Direct Markets Holding and James Monroe Capital Corp.  Our reduction in value was based on the market price of the securities as of the last trading day in December 2011.

At the end of 2011, we had only $1,469 in cash on hand, a reduction of approximately $9,500.  Our lack of cash and the possibility that we may not be able to secure additional cash in the future should be a cause of concern for investors.

During 2011, we did not raise any capital by selling stock.  Most of our capital came from loans from My Pleasure Ltd.  While we do not presently have plans to sell shares to the public, we may consider attempting to raise additional equity in the future to raise funds for our working capital requirements.  We will need to raise additional capital, by loan or otherwise, to implement our business plans that are described herein.

Our assets consist primarily of ownership of stock in other small companies.  It is unclear whether our investments and stock ownership will result in additional cash for the Company.  At the present time, only some of our investments are liquid.  The shares that do trade are unrestricted.  This means we may sell the shares on the open market.  However, because most of the shares that trade do so on the over the counter exchange, any attempt to rapidly sell the shares could reduce the share price significantly.

As to the Company's critical accounting policies, we generally state our financial position and prepare our accounting in accordance with principles generally accepted in the United States.  We have attempted to report our financial position without using estimates and assumptions, but we may occasionally have to in the future.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, income statement, and cash flows of the Company for all periods have been made. During the relevant period, the company had minimal operations, a small amount of assets, but incurred substantial debt.

Use of a Nicaraguan Auditing Firm

Management chose an auditing firm in Nicaragua based on the fact that none of its officers are in the United States, one of its officers are in Nicaragua, the Company's documents and records are kept in Nicaragua, and a portion of the Company's operations are in Nicaragua.  Management made this decision even though the Company is a Pennsylvania corporation.   Rule 2-01(a) of Regulation S-X requires an auditor to be licensed in the jurisdiction where he resides or maintains an office.  In this case, our auditor is licensed where he resides, to wit, Nicaragua.  However, the staff of the Securities and Exchange Commission issued guidance found in Section 5 of “International Reporting and Disclosure Issues in the Division of Corporate Finance” that infers the auditor should be licensed in the jurisdiction where the Company that is being audited is licensed.  Management believes that, especially in cases like ours where our ties to the United States are not as strong as most domestic companies, the SEC's guidance is not consistent with the plain language and intent of the regulation.  Indeed, applying the SEC's staff's guidance to our situation would provide an absurd result:  We would have to retain an auditor located in a jurisdiction where our officers would require a visa to visit and where we would have to import our business records.  Moreover, arbitrarily requiring us to use an auditor in the United States may violate various international trade agreement, infringe upon our rights guaranteed by the United States Constitution and its amendments, and otherwise constitute a requirement that is arbitrary, capricious, and contrary to law.   On September 24, 2012, we received a communication from the staff of the Securities and Exchange Commission asking for information about our use of a Nicaraguan auditor and referring us to their guidance.  Upon review of the relevant information, we respectfully decline to change our decision to use a Nicaraguan auditor at the present time.

ACS Topic 946 and the Investment Company Act of 1940

A review of our financial statements and records reveal that our assets consist primarily of equities of various other enterprises and loans made to start-up companies.  We believe that this situation is temporary.  On September 24, 2012, we received a communication from the staff of the Securities and Exchange Commission.  The SEC's staff asked us to consider whether we are qualified as an Investment Company within the meaning of Section 3 of the Investment Act of 1940.   The SEC directed us to review the asset test found in Section 3(C) of the Act.  After due consideration, we do not believe we are qualified as an Investment Company.   Indeed, we are engaged in businesses other than that of investing, owning, holding, or trading in securities. We provide management consulting services, loans, collect travel commissions, receive commission on internet advertising, and, as recently announced, now provide internet hosting and internet domains through our associates. As stated in our report, most of the entities that we propose being affiliated with have not yet issued securities except where stated in our financial statements that we own stock in the entities. Our business relationship with the companies presently involves our loaning money to them. Since our commissions related to our other businesses, such as our travel business and internet advertising services, have so far been de minimus, our primary activity involves providing loans to the entities we invested in. Therefore, we also fall under the exception to being an “investment company” found in Section 3(c)(4) relating to companies that substantially all of its business is confined to making small loans or similar businesses. While we note that it appears that, at the end of the fiscal year 2011, we had more than forty per centum (40%) of our assets in securities, this situation is temporary.  As stated in filings that occurred after the end of the fiscal year, we are in the process of purchasing a 135 acre property in Bluefields, Nicaragua.  If this acquisition occurs, our stock holdings will fall under forty percentum of our assets.

In the letters received in September 2012, the SEC’s staff also asked us to discuss the consideration given to whether we are subject to the guidance set forth in ASC Topic 946 (relating to investment companies) and to explain the basis for our conclusion. The staff requested that we advise if we believe we expect to be qualified as an Investment Company in the future and the support for our conclusion.  ASC Topic 946 relates to investment companies that meet the specific criteria found in Chapter 946-10-15-2. To qualify as an investment company, the only substantive activities of the entity are investing in multiple investments for returns from primary business activity. In our case, our business activities are broader.  While we do invest in some startup entities, many which are affiliated with us and which we make clear we have a conflict of interest in doing so, we also hope to earn income and profit through the issuance of loans, receipt of management consulting fees, and commissions and royalties from our advertising, travel services, and other diversified ventures.  Moreover, as stated above, we are in the process of purchasing land in Nicaragua which would then become our primary asset.  An investment company must state that its express business purpose is investing to provide returns from capital appreciation, investment income, or both.  We have not stated this to be our express business purpose. Indeed, it is not our express business purpose.  Our express business purpose is broader as we are a diversified company exploring many different opportunities.  Chapter 946-10-15-2 requires that an investment company utilize “unit ownership” which many of our activities do not comply with. An investment company must also use a “pooling of funds” system that many of our investments do not utilize.  We, as an entity, do not utilize any “pooling of funds” and we have not used our status as a public company to raise funds.  In fact, we have not raised money through share issuances since 1996.  Finally, an investment company evaluates the performance of its investments utilizing a “fair value” system.  We have not engaged in the necessary “fair value management” to become an investment company, notwithstanding our writing down the value of certain investments due to their declining value, we do not have the ability to determine the “fair value” of some of the investments we made.  In some instances, we have no non-public information about the entities and said entities are non-reporting entities which mean they are not required to made reports to the SEC or to their shareholders. Therefore, we have no method to gauge the “fair value” of the investment and our ultimate returns may not be based on the value of the entities at all, but rather on the whims of market speculators since the equities trade over the counter.  Pursuant to the SEC’s staff comments, we will attempt to provide a more fair value based on market price guidance; however, we have no method to engage in a true “fair value management” as to these investments that would allow us to be classified as an investment company.  We do not anticipate that we will be an investment company under the strict definition found in Chapter 946-10-15-2 in the near future.  While we are not limiting ourselves to assert that we will never revisit that statement, it is not something that will occur within the reasonable future.  On the contrary, we believe that our focus will be on developing business within ACDU through direct contracts or subsidiaries, acquiring land, and building an asset base.

Similarly, the SEC asked us for consideration of how we considered whether or not we qualified as an Investment Company as defined in Section 3 of the Investment Company Act of 1940.  Specifically, the SEC pointed to the description of activities and asset test defined in Section 3(a)(1)(C) of the Act.  We do not believe we would be qualified as an “investment company” because of Section 3(b)(1) of the Investment Company Act of 1940. Indeed, we are engaged in businesses other than that of investing, owning, holding, or trading in securities. We provide management consulting services, loans, collect travel commissions, receive commission on internet advertising, and, as recently announced, now provide internet hosting and internet domains through our associates.  We are also in the process of purchasing real property in Nicaragua.  As stated herein, most of the entities that we propose being affiliated with have not yet issued securities except where stated in our financial statements that we own stock in the entities. Our business relationship with the companies presently involves our loaning money to them.  Since our commissions related to our other businesses, such as our travel business and internet advertising services, have so far been de minimus, our primary activity involves providing loans to the entities we provided money to at a set interest rate.  Therefore, we also fall under the exception to being an “investment company” found in Section 3(c)(4) relating to companies that substantially all of their business is confined to making small loans or similar businesses.  While we note that it appears that, at the end of the fiscal year 2011, we had more than forty per centum (40%) of our assets in securities, this situation is temporary.  Our loan portfolio, non-stock assets, and real property will most likely exceed the value of the investments by mid-2013. Furthermore, pursuant to the staff’s suggestion, we will note some of our investments in stock as impaired which will result in a further decrease in the value of our stock-based assets. Finally, our investment in our own stock would not be considered towards the forty per centum (40%) figure.

The SEC’s staff also inquired about our statement that we are finalizing documents to raise capital as a business development company as defined by the Investment Company Act of 1940.  We do not plan to raise capital as a Business Development Company and we do not purport to be a BDC. However, we are affiliated with a company, Accredited Business Development Company (“ABDC”), which may seek to raise capital as a BDC in the future.  However, ABDC has not taken the steps necessary to move forward at this time.  ABDC’s sole actions, as of the present date, is that it was formed as a corporation and acquired a Central Index Key number from the SEC.  It has not sought to raise capital.  It has neither solicited any person nor received funds from any person.  ABDC presently maintains no assets and no debt.  In the event that ABDC prepares the documents to move ahead with its forward looking goal of raising money as a BDC, it would file the appropriate paperwork with the SEC and register to do so. Our role with ABDC would be assisting it with management of the enterprise and possibly as an investor in the Company.  In the event of a development with respect to the program, we would file appropriate notifications to our shareholders and make our role clear.

Cash and Cash Equivalents

We maintain cash balances at Bank of America and with OptionsXpress, the broker we use for stock trading.  For the purpose of the balance sheets and other financial statements, we consider our bank accounts and brokerage account cash balance as cash.

Fair Value of Financial Instruments

Prior to this financial statement, we used the cost basis value as the amount listed with respect to investments we made in various entities. After receiving comments from the Securities and Exchange Commission, we performed a nunc pro tunc review as of December 31, 2011, and revalued certain investments as an impaired value based on current market price instead of our cost basis.  We made an adjustment to the balance sheet for the unrealized loss as a result of the impaired value. Therefore, we reduced the value of our purchase of common stock in the entity now known as Direct Markets Holdings by $20,499 to reflect the market value of the securities as of December 31, 2011.  Similarly, we reduced the value of our purchase of common stock of James Monroe Capital Corp. by $100.00 to reflect its December 31, 2011, value.  This is noted in the financial statements as an unrealized loss.

Advertising and promotion

Our advertising and promotional costs are identified at the time of payment. We consider both our communications with shareholders, such as press releases, and our advertising of products and services to constitute advertising and promotion. However, our press releases are not offers to buy and sell our securities. Rather, they are used to aid in the communication with current shareholders and potential customers.  The statements contained in the press release constitute forward looking statements.  Certain statements contained therein and made by Accredited Business Consolidators Corp. ("ACDU" or "Company") constitute "statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements, identified by words such as "will," "may," "expect," "believe," "anticipate," "intend," "could," "should," "expect," "estimate," "plan" and similar expressions, relate to or involve the current views of management with respect to future expectations, objectives and events and are subject to substantial risks, uncertainties and other factors beyond management's control that may cause actual results to be materially different from any such forward-looking statements. Such risks and uncertainties include those set forth in this document and others made by or on behalf of the Company in the future, including but not limited to, the Company's limited operating history, its need for additional capital or financing, its ability or inability to produce and market products and services, its ability to make a profit in the future, its dependence on a limited number of customers and key personnel, its dependence on certain industries, its ability to locate and consummate business opportunities that would appear to be in the best interests of the shareholders, its ability to implement strategies to develop its business in emerging markets, competition from other or similar companies or businesses, and, general economic conditions. Any forward-looking statements in this document and any subsequent Company document must be evaluated in light of these and other important risk factors. The Company does not intend to update any forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information.

Accounts Receivables and Loan Receivables

In financial statements prior to the year ending in 2011, we classified certain loans as accounts receivables.  Beginning with the financial statements herein that end on December 31, 2011, we reclassify the loans we made as loans payable.  Starting with the December 31, 2011, financial statements, an accounts receivable will be a trade receivable owed to us rather than a loan receivable.

Investments

We consider an investment to be the issuance of stock, ownership, or equity in an enterprise in exchange for monetary and other consideration.  We ordinarily list our actual investment cost as the price we paid for a particular investment.  While sometimes we receive equity in exchange for a combination of cash consideration and consulting services, we have not included a value for the consulting services.  This is because it is difficult to attribute a value to our services when the equity is not priced.  In these instances, we would show a gain upon the sale of our equity interest or upon receipt of a dividend.  In cases where there is a method to attribute a value to our services rendered in exchange for shares, we would advise of the value and provide the relevant information in our reports.

Revenue Recognition

With respect to revenue, we report the receipt of cash for services, commissions, etc., at the time we are paid.  With respect to our investment activity, we record revenue received when we actually sell the stock.

Development Stage Enterprise

On September 24, 2012, we received commentary from the staff of the Securities and Exchange Commission suggesting that  we may constitute a development stage company pursuant to ASC 915-205-20.  We have, therefore, provided additional information including notification of cumulative expenses since the inception of the development stage activities.  The Company discloses the deficit accumulated during the development stage and the cumulative statements of operations and cash flows from inception of development stage activities to the current balance sheet data.  In our case, we use July 18, 1998, as the date of inception as that is the date we emerged from bankruptcy with no assets and no liabilities. That is also the date we began to be a development stage entity. To date, the development stage of the Company's operations consist of developing business plans, business models, and marketing concepts.  The Company is also engaging in joint ventures to test market certain techniques and internet based services.  To include pre-bankruptcy data from the 1990s when we operated as a restaurant holding company would present a distorted picture of our financial position and development stage operations.

Emerging Growth Company

Although not enacted at the end of the fiscal year 2011, Congress passed the Jumpstart Our Business Startup Act ("JOBS Act") during 2012.  We appear to be an emerging growth company within the meaning of the JOBS Act.  These provisions require that we only file two years of audited financial statements.  This may conflict with the SEC's comments and various accounting provisions that suggest we file cumulative financial statements.  We will be analyzing the law and accounting policies in the future to make a final determination.  Regardless, unless we determine there are errors in this report or the SEC provides additional comments and guidance, we do not intend to amend this report to eliminate disclosures even if they were not required under the JOBS Act.

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

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

We conducted an evaluation, with the participation of our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) under the Exchange Act as of December 31, 2011, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer has concluded that as of December 31, 2011, our disclosure controls and procedures were not effective at the reasonable assurance level.  Specifically, as discussed herein, the Securities and Exchange Commission pointed out what they believed were deficiencies in our reporting.  As a result of the SEC's comments, we modified certain accounting procedures.

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

Based on our assessment, management has concluded that our internal control over financial reporting was not effective, as of the end of fiscal year 2011, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.

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

We have not provided our reports using an interactive data file on our website.  We also failed to submit the reports using interactive data to the Securities and Exchange Commission.  We intend to seek an exemption from this requirement as complying would substantially burden our company.  In fact, without incurring additional debt, we could not pay the $10,000 to $20,000 it would cost us to comply each year.

We note that, notwithstanding our determination that our controls and procedures were not effective, we believe that our financial statements provided herein present a clear picture of our present financial situation.  We have identified no fraud and have not made any deliberate material misstatements.

Our making modifications to our financial statements does not foreclose the possibility that the SEC may take action against us.  In fact, we pointedly stated we disagree with their interpretation of one of the governing regulations.  The SEC may choose to initiate action against us to litigate this issue, or any other issue, found within their comments or our filing.  The SEC's position is that companies generally may not assert that staff comments are a defense in any proceeding initiated by the Commission under the federal securities laws of the United States.   As this is a legal issue, we make no comment as to the merits of their position.

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

As stated throughout this report, during September 2012, we received comments from the Securities and Exchange Commission that warranted us revising this report.  Therefore, investors should review this filing carefully.

Subsequent to the filing of our original report, we determined that we would use our Nicaraguan location as our primary business address in lieu of the virtual offices in the United States of America and the United Kingdom that we utilized.   Our business records and files are located in Nicaragua.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

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

Accredited Business Consolidators Corp.

Date: January 27, 2013	/s/ Joanna Chmielewska
Joanna Chmielewska
President and Chief Financial Officer

EXHIBIT

Berman W. Martinez y Asociados

Contadores Publicos Autorizados

Managua, January 21, 2013
Report of Independent Auditors

To Members of the Board:
ACCREDITED BUSINESS CONSOLIDATORS CORP.

A Development Stage Entity

We have audited the accompanying amended balance sheets of Accredited Business Consolidators Corp. as of December 31, 2011 and December 31, 2010 and the related statements of income, statement of changes in equity and cash flows for the one year period ended December 31, 2011, the one year period ended December 31, 2010, and the period from July 18, 1998 (emergence from bankruptcy) through December 31, 2011.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (PCAOB) in the United States. These standards require that we comply with ethical requirements and plan and perform the audit to obtain reasonable assurance about whether the financial statements are presented without misstatement.

An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. The procedures selected depend on the auditor's opinion, including assessment of the risks that this statement misstatement, whether due to fraud or error. In conducting risk assessments, the auditor considers internal controls relevant to the preparation and fair presentation of Accredited Business Consolidators Corp. financial statements, to design audit procedures that are appropriate in the circumstances, but not with the purpose of expressing an opinion on the effectiveness of internal controls of Accredited Business Consolidators Corp. Accordingly, we express no such opinion as to the effectiveness of the Company's internal controls.  An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of accounting estimates made by management, as well as evaluating the overall presentation of the financial statements and its explanatory notes.

We believe that our audits provide a reasonable basis for our opinion.

Our audit was conducted for the purpose of expressing an opinion on the financial statements attached. The information presented in the notes are presented for purposes of additional analysis and is not a required part of the financial statements, such information has been subjected to the auditing procedures applied to financial reporting and, in our opinion, presents fairly in all material respects, in relation to the financial statements taken as a whole.

In our opinion the accompanying balance sheets of Accredited Business Consolidators Corp. as of December 31, 2011, and December 31, 2010, and the related income statement, statement of changes in equity and cash flows for the one year period ending December 31, 2011, the one year period ending December 31, 2010, and the period from July 18, 1998, through December 31, 2011, the summary of significant accounting policies and other explanatory notes present fairly, in all material respects, the financial situation of Accredited Business Consolidators Corp., in accordance with accounting procedures generally accepted in the United States.

The financial statements have been prepared assuming the Company will continue as a going concern. As discussed in the notes to the financial statements, the Company has minimal assets, substantial debt, and only a small amount of revenue.  It has accumulated a deficit since beginning its development stage.  This raises substantial doubt about its ability to continue as a going concern.

The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

BermanW. Martinez & Asociados

/s/ Berman W. Martinez Martinez

Lic. Berman W. Martínez Martínez

Authorized Public Accountant

Direccion Rubenia C28  Telefono [505] 22222198 - 22663124 Fax 22223032 Apartado: 1488
Miembro de la Camara Nicaraguense de Contadores Publicos y Consultores

ACCREDITED BUSINESS CONSOLIDATORS CORP.

AMENDED BALANCE SHEETS

                                                          As of December 31      As of December 31
                                                          2011                   2010

ASSETS:
Current assets:
    Cash and Bank Accounts:                               $   1468.72         $ 10966.87

Stocks and Investments:
    Industrial Supply Company LLC (25%)                   $   2500.00         $  2500.00
    Hiland Terrace Corp. (43639950 common
      and 1000000 preferred shares)                           4200.00            4200.00
    3-101-53218 S.A. (25%)                                    2000.00            2000.00
    Southeast Banking Corp. (77634 common)                    7763.40            7763.40
    Soluciones Faciles S.A. (25%)                             5000.00            5000.00
    IAHL Corporation (126012 common shares)                  28507.72           28507.72
    IAHL Corporation (41488 common shares)                   10372.00           10372.00
    James Monroe Capital Cp. (1000000 common)
      (Purchased at $200. Revalued for impairment
       nunc pro tunc to December 31 , 2011)                    100.00             200.00
    Diversified Land Management Gp. (4363996 common sh.)       225.00                ---
    Averion International Corp. (395.78 preferred sh.)        1601.00            1601.00
    Direct Markets Holdings Corp. (4150 common sh.)
      (Purchased at $22325.  Revalued for impairment
       nunc pro turn to December 31, 2011)                    1826.00           22325.00
    Hotels & Stuff Inc.                                           ---                ---
    A Clean Slate Inc. (15300672 common shares)                   ---                ---
    Beacon Redevelopment Ind. Cp. (2985199 common sh.)            ---                ---
    Northern California Bancorp. (163 common shares)              ---                ---

Treasury Stock:
    Accredited Business Consolidators Corp. (888,681
       common shares)                                         5560.77             5560.77

Loan Receivables:
    Industrial Supply Co. LLC                                 2737.59             1527.59
    Richwood Eco Ventures, Inc.                              35612.50            35612.50
    Telecom Tools Inc.                                        2112.00             2112.00
    Accredited Suppliers Corp.                                2713.95             2713.95
    Domain Management Inc.                                    2185.41             1938.90
    Identifier Inc.                                            325.11               83.09
    Italian Oven Financial Inc.                                137.50              137.50
    Italian Oven Travel & Entertainment Corp.                  137.50              137.50
    Italian Oven International                                 137.50              137.50
    Italian Oven Intellectual Property Corp.                   137.50              137.50
    Italian Oven Technologies Inc.                             137.50              137.50
    Accredited Hospitality Group, Inc.                         137.50              137.50
    Accredited Consolidators Europe                           1784.75             1784.75
    Calichi Sino Inc.                                         1040.00             1040.00

TOTAL ASSETS:                                              $120460.92         $148,634.54

LIABILITIES:
    Loans from shareholders (My Pleasure Ltd.)             $191676.00          $191676.00
    Interest on loans from shareholders                      55037.80            35870.20
    Loan from Drub Howlety Inc.                                   ---                 ---

TOTAL LIABILITIES:                                         $246713.80          $227546.20

CAPITAL:
Stockholders' Equity:
    Accumulated deficit                                   $(255653.88)        $(228911.66)
    Deficit due to unrealized loss from impaired
      value of Direct Markets Holdings stock                (20499.00)                ---
    Deficit due to unrealized loss from impaired
      value of James Monroe Capital Corp. stock               (100.00)                ---
    Preferred stock, 500,000,000 authorized, issued
      and outstanding to My Pleasure Ltd., par .0001         50000.00            50000.00
    Common stock, 450,000,000 authorized,
      436,399,566 issued and outstanding, par .0001          43640.00            43640.00
    Adjustment to shareholder equity (caused by par
      value of previously issued stock)                     (43640.00)          (43640.00)
    Additional paid in capital by My Pleasure Ltd.          100000.00           100000.00

TOTAL CAPITAL:                                           $ (126253.00)         $(78912.00)

LIABILITIES AND STOCKHOLDER EQUITY:                      $  120460.92          $148634.54

The accompanying notes are an integral part of the financial statements.

ACCREDITED BUSINESS CONSOLIDATORS CORP.

AMENDED STATEMENTS OF OPERATIONS

                                                                                        From July 18,1998

                                      Year Ended           Year Ended             (bankruptcy exit)
                                      December 31, 2011    December 31, 2010       to December 31,2011

REVENUE:

Commissions                             $  163.68           $    54.51                $    227.26

Dividends                                     .11                 1.89                       2.31

Proceeds from Sale of Stock Assets                           102837.02                  102837.02
Other Misc. Income                             --                   --                        .14

Interest on Loans                          154.41               628.40                    4415.56

TOTAL INCOME:                           $  318.20           $103521.82                $ 107482.29

COST OF GOODS SOLD:

Cost of Stock Assets                           --           $123348.34                $ 123348.34

COST OF SALES                                  –            $123348.34                $ 123348.34

BUSINESS EXPENSES:

Expenses Related to Investor Activity  $       --          $        --                $   3837.94

Miscellaneous Organizational Expenses      685.69               581.48                   41125.17

Executive Compensation                         --                   --                     200.00

Office Rent/Virtual Office                1261.69               843.86                    3510.22

Insurance                                      --                   --                     109.74

Consulting Fees                                                 264.00                   60264.00

Legal Expenses                                 --                   --                   48800.00

Internet Services                         1795.04                89.95                    2154.88

Publicity/Advertising                          --              5273.43                   13892.43

Communications/Telephone                   305.00               657.00                    1767.45

Charitable Donations                                            500.00                     500.00

Accounting Fees                           2250.00              2200.00                    4450.00

Commissions and Misc. Fees                                      571.32                     820.99

Systems and Licenses                                            116.94                     116.94

Travel Service Subscriptions               927.00                92.70                    1601.80

Bank Fees                                  668.40              1452.17                    3003.29

Interest                                 19167.60             19167.60                   55037.80

TOTAL EXPENSES:                         $27060.42           $ 31810.45                 $241192.65

OTHER ADJUSTMENTS:

Impairment Charges

   Direct Markets Holding              $(20499.00)                                   $ (20499.00)

   James Monroe Capital Corp.             (100.00)                  --                  $(100.00)

TOTAL ADJUSTMENTS:                     ($20599.00)                  --               $ (20599.00)

TOTAL PROFIT (OR LOSS):                ($47340.80)          ($ 51636.97)             $(277657.70)

Net Income (Loss) Per Share:          ($      .000051)      ($      .000055)         $       .0003)

Number of Shares Outstanding:         936,399,566           936,399,566              936,399,566

The accompanying notes are an integral part of these financial statements.

ACCREDITED BUSINESS CONSOLIDATORS CORP.

AMENDED CASH FLOW STATEMENTS

                                                                         From July 18, 1998,

                                      Year Ended           Year Ended             (bankruptcy exit)
                                      December 31, 2011    December 31, 2010      to December 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:

Net profit (or loss)                             $ (47341)                  $  (51637)               $ (277657)

Interest Payable                                    17244                        18871                    55038

Adjustments – reconcile net loss to cash                                           --
   Impairment of Direct Markets Holdings            20499                          --                     20499
   Impairment of James Monroe Capital                 100                          --                       100

Net Cash Used in Operating Activities:             (26742)                      (51637)                 (202020)

Cash Flows from Investing Activities:

       Temporary Investments – Net                     --                      (2439)                 (84989)

       Purchase of Treasury Stock                      --                          --                   (5560)

Net Cash Used in Investing Activities:                                         (2439)                 (90549)

Cash Flows from Financing Activities:

Loans to third party companies                         --                                               (47638)

Loans from Shareholders Payable                        --                        25670                   191676

Issuance of Common Stock for Cash                      --                           --                   150000

__________________________________________________________________________________________________________________________

Total Cash Flows from Financing                     17244                        44541                   294038

Cash at the Beginning of Period                     10967                        20502                       --

Cash at the End of Period                            1469                        10967                     1469

Net Change in Cash                                  (9498)                      (9535)                    1469

 ACCREDITED BUSINESS CONSOLIDATORS CORP.

(A Development Stage Company)

Statements of Stockholders Equity (Deficit)

For the period from July 18, 1999 (bankruptcy emergence), to December 31, 2011

                             Preferred Stock         Common Stock       Additional    Deficit Accumlated

                                                                          Paid-In         During the

                           # Shares    $ Amount    # Shares   $ Amount    Capital $    Development Stage $      Total $

Balance, July 18, 1998

   (bankruptcy emergence)        --          --    4,382,917        --           --                    --            --

Adjustment for par value                                        43,829                                            43,829

Adjustment for 18,921

   shares in treasury                                             (189)                                             (189)

Adjustment to shareholder

   equity for par value                                                                          (43,640)        (43,640)

__________________________________________________________________________________________________________________________

Balance, December 31, 1998                         4,382,917    43,640           --              (43,640)              --

__________________________________________________________________________________________________________________________

Balance, December 31, 1999                         4,382,917    43,640           --              (43,640)              --

__________________________________________________________________________________________________________________________

Balance, December 31, 2000                         4,382,917    43,640           --              (43,640)              --

__________________________________________________________________________________________________________________________

Balance, December 31, 2001                         4,382,917    43,640           --              (43,640)              --

__________________________________________________________________________________________________________________________

Balance, December 31, 2002                         4,382,917    43,640           --              (43,640)              --

__________________________________________________________________________________________________________________________

 Balance, December 31, 2003                        4,382,917    43,640           --              (43,640)              --

__________________________________________________________________________________________________________________________

 Balance, December 31, 2004                        4,382,917    43,640           --              (43,640)              --

__________________________________________________________________________________________________________________________

Balance, December 31, 2005                         4,382,917    43,640           --              (43,640)              --

__________________________________________________________________________________________________________________________

Balance, December 31, 2006                         4,382,917    43,640           --              (43,640)              --

__________________________________________________________________________________________________________________________

Balance, December 31, 2007                         4,382,917    43,640            --              (43,640)              --
Issued for cash, 5,000,000
   common shares $.03/share                        5,000,000    50,000      100,000                                     --
Net Loss for Period                                                                             (150,160)           (160)

Balance, December 31, 2008                         9,382,917    93,640      100,000             (193,640)           (160)
Cancellation of shares
   for share split                                (9,382,917)  (93,640)         --                     --               --
Issuance of post-split

   common shares 100 for
   1 at $.0001 par value                         938,291,700    93,640          --                     --               --
Cancel treasury shares                            (1,892,100)     (189)         --                                   (189)
Reduce par adjustment                                              189                                                189
Exchange Common for
   Preferred shares       500,000,000    50,000 (500,000,000)  (50,000)         --                     --               --
Net Loss for Period                                                                              (27,115)         (27,115)

__________________________________________________________________________________________________________________________

Balance, Dec. 31, 2009    500,000,000    50,000  436,399,600    43,640      100,000             (220,755)         (27,275)
Net Loss for Period                                                                              (51,637)         (51,637)

__________________________________________________________________________________________________________________________

Balance, Dec. 31, 2010    500,000,000    50,000  436,399,600    43,640      100,000             (272,392)         (78,912)
Adjust for derounding                                    (44)
Net Loss for Period                                                                              (47,341)         (47,341)
__________________________________________________________________________________________________________________________

Balance, Dec. 31, 2011   500,000,000   50,000    436,399,544    43,640      100,000             (319,733)        (126,253)
__________________________________________________________________________________________________________________________
__________________________________________________________________________________________________________________________
Cumulative deficit since July 18, 1999:       $.00034/share
Equity per share as of December 31, 2011:     (.000135)/share
Par value per common share:                    .00010/share
Par value per preferred share:                 .00010/share

ACCREDITED BUSINESS CONSOLIDATORS CORP.
Notes to the financial statements

Note 1.           Summary of accounting policies.

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, income statement, and cash flows of the Company for all periods have been made. During the relevant period, the company had minimal operations, a small amount of assets, but incurred substantial debt.

Use of a Nicaraguan Auditing Firm

Management chose an auditing firm in Nicaragua based on the fact that none of its officers are in the United States, one of its officers are in Nicaragua, the Company's documents and records are kept in Nicaragua, and a portion of the Company's operations are in Nicaragua.  Management made this decision even though the Company is a Pennsylvania corporation.   Rule 2-01(a) of Regulation S-X requires an auditor to be licensed in the jurisdiction where he resides or maintains an office.  In this case, our auditor is licensed where he resides, to wit, Nicaragua.  However, the staff of the Securities and Exchange Commission issued guidance found in Section 5 of “International Reporting and Disclosure Issues in the Division of Corporate Finance” that infers the auditor should be licensed in the jurisdiction where the Company that is being audited is licensed.  Management believes that, especially in cases like ours where our ties to the United States are not as strong as most domestic companies, the SEC's guidance is not consistent with the plain language and intent of the regulation.  Indeed, applying the SEC's staff's guidance to our situation would provide an absurd result:  We would have to retain an auditor located in a jurisdiction where our officers would require a visa to visit and where we would have to import our business records.  Moreover, arbitrarily requiring us to use an auditor in the United States may violate various international trade agreement, infringe upon our rights guaranteed by the United States Constitution and its amendments, and otherwise constitute a requirement that is arbitrary, capricious, and contrary to law.   On September 24, 2012, we received a communication from the staff of the Securities and Exchange Commission asking for information about our use of a Nicaraguan auditor and referring us to their guidance.  Upon review of the relevant information, we respectfully decline to change our decision to use a Nicaraguan auditor at the present time.

ACS Topic 946 and the Investment Company Act of 1940

A review of our financial statements and records reveal that our assets consist primarily of equities of various other enterprises and loans made to start-up companies.  We believe that this situation is temporary.  On September 24, 2012, we received a communication from the staff of the Securities and Exchange Commission.  The SEC's staff asked us to consider whether we are qualified as an Investment Company within the meaning of Section 3 of the Investment Act of 1940.   The SEC directed us to review the asset test found in Section 3(C) of the Act.  After due consideration, we do not believe we are qualified as an Investment Company.   Indeed, we are engaged in businesses other than that of investing, owning, holding, or trading in securities. We provide management consulting services, loans, collect travel commissions, receive commission on internet advertising, and, as recently announced, now provide internet hosting and internet domains through our associates. As stated in our report, most of the entities that we propose being affiliated with have not yet issued securities except where stated in our financial statements that we own stock in the entities. Our business relationship with the companies presently involves our loaning money to them. Since our commissions related to our other businesses, such as our travel business and internet advertising services, have so far been de minimus, our primary activity involves providing loans to the entities we invested in. Therefore, we also fall under the exception to being an “investment company” found in Section 3(c)(4) relating to companies that substantially all of its business is confined to making small loans or similar businesses. While we note that it appears that, at the end of the fiscal year 2011, we had more than forty per centum (40%) of our assets in securities, this situation is temporary.  As stated in filings that occurred after the end of the fiscal year, we are in the process of purchasing a 135 acre property in Bluefields, Nicaragua.  If this acquisition occurs, our stock holdings will fall under forty percentum of our assets.

In the letters received in September 2012, the SEC’s staff also asked us to discuss the consideration given to whether we are subject to the guidance set forth in ASC Topic 946 (relating to investment companies) and to explain the basis for our conclusion. The staff requested that we advise if we believe we expect to be qualified as an Investment Company in the future and the support for our conclusion.  ASC Topic 946 relates to investment companies that meet the specific criteria found in Chapter 946-10-15-2. To qualify as an investment company, the only substantive activities of the entity are investing in multiple investments for returns from primary business activity. In our case, our business activities are broader.  While we do invest in some startup entities, many which are affiliated with us and which we make clear we have a conflict of interest in doing so, we also hope to earn income and profit through the issuance of loans, receipt of management consulting fees, and commissions and royalties from our advertising, travel services, and other diversified ventures.  Moreover, as stated above, we are in the process of purchasing land in Nicaragua which would then become our primary asset.  An investment company must state that its express business purpose is investing to provide returns from capital appreciation, investment income, or both.  We have not stated this to be our express business purpose. Indeed, it is not our express business purpose.  Our express business purpose is broader as we are a diversified company exploring many different opportunities.  Chapter 946-10-15-2 requires that an investment company utilize “unit ownership” which many of our activities do not comply with. An investment company must also use a “pooling of funds” system that many of our investments do not utilize.  We, as an entity, do not utilize any “pooling of funds” and we have not used our status as a public company to raise funds.  In fact, we have not raised money through share issuances since 1996.  Finally, an investment company evaluates the performance of its investments utilizing a “fair value” system.  We have not engaged in the necessary “fair value management” to become an investment company, notwithstanding our writing down the value of certain investments due to their declining value, we do not have the ability to determine the “fair value” of some of the investments we made.  In some instances, we have no non-public information about the entities and said entities are non-reporting entities which mean they are not required to made reports to the SEC or to their shareholders. Therefore, we have no method to gauge the “fair value” of the investment and our ultimate returns may not be based on the value of the entities at all, but rather on the whims of market speculators since the equities trade over the counter.  Pursuant to the SEC’s staff comments, we will attempt to provide a more fair value based on market price guidance; however, we have no method to engage in a true “fair value management” as to these investments that would allow us to be classified as an investment company.  We do not anticipate that we will be an investment company under the strict definition found in Chapter 946-10-15-2 in the near future.  While we are not limiting ourselves to assert that we will never revisit that statement, it is not something that will occur within the reasonable future.  On the contrary, we believe that our focus will be on developing business within ACDU through direct contracts or subsidiaries, acquiring land, and building an asset base.

Similarly, the SEC asked us for consideration of how we considered whether or not we qualified as an Investment Company as defined in Section 3 of the Investment Company Act of 1940.  Specifically, the SEC pointed to the description of activities and asset test defined in Section 3(a)(1)(C) of the Act.  We do not believe we would be qualified as an “investment company” because of Section 3(b)(1) of the Investment Company Act of 1940. Indeed, we are engaged in businesses other than that of investing, owning, holding, or trading in securities. We provide management consulting services, loans, collect travel commissions, receive commission on internet advertising, and, as recently announced, now provide internet hosting and internet domains through our associates.  We are also in the process of purchasing real property in Nicaragua.  As stated herein, most of the entities that we propose being affiliated with have not yet issued securities except where stated in our financial statements that we own stock in the entities. Our business relationship with the companies presently involves our loaning money to them.  Since our commissions related to our other businesses, such as our travel business and internet advertising services, have so far been de minimus, our primary activity involves providing loans to the entities we provided money to at a set interest rate.  Therefore, we also fall under the exception to being an “investment company” found in Section 3(c)(4) relating to companies that substantially all of their business is confined to making small loans or similar businesses.  While we note that it appears that, at the end of the fiscal year 2011, we had more than forty per centum (40%) of our assets in securities, this situation is temporary.  Our loan portfolio, non-stock assets, and real property will most likely exceed the value of the investments by mid-2013. Furthermore, pursuant to the staff’s suggestion, we will note some of our investments in stock as impaired which will result in a further decrease in the value of our stock-based assets. Finally, our investment in our own stock would not be considered towards the forty per centum (40%) figure.

The SEC’s staff also inquired about our statement that we are finalizing documents to raise capital as a business development company as defined by the Investment Company Act of 1940.  We do not plan to raise capital as a Business Development Company and we do not purport to be a BDC. However, we are affiliated with a company, Accredited Business Development Company (“ABDC”), which may seek to raise capital as a BDC in the future.  However, ABDC has not taken the steps necessary to move forward at this time.  ABDC’s sole actions, as of the present date, is that it was formed as a corporation and acquired a Central Index Key number from the SEC.  It has not sought to raise capital.  It has neither solicited any person nor received funds from any person.  ABDC presently maintains no assets and no debt.  In the event that ABDC prepares the documents to move ahead with its forward looking goal of raising money as a BDC, it would file the appropriate paperwork with the SEC and register to do so. Our role with ABDC would be assisting it with management of the enterprise and possibly as an investor in the Company.  In the event of a development with respect to the program, we would file appropriate notifications to our shareholders and make our role clear.

Cash and Cash Equivalents

We maintain cash balances at Bank of America and with OptionsXpress, the broker we use for stock trading.  For the purpose of the balance sheets and other financial statements, we consider our bank accounts and brokerage account cash balance as cash.

Fair Value of Financial Instruments

Prior to this financial statement, we used the cost basis value as the amount listed with respect to investments we made in various entities. After receiving comments from the Securities and Exchange Commission, we performed a nunc pro tunc review as of December 31, 2011, and revalued certain investments as an impaired value based on current market price instead of our cost basis.  We made an adjustment to the balance sheet for the unrealized loss as a result of the impaired value. Therefore, we reduced the value of our purchase of common stock in the entity now known as Direct Markets Holdings by $20,499 to reflect the market value of the securities as of December 31, 2011.  Similarly, we reduced the value of our purchase of common stock of James Monroe Capital Corp. by $100.00 to reflect its December 31, 2011, value.  This is noted in the financial statements as an unrealized loss.

Advertising and promotion

Our advertising and promotional costs are identified at the time of payment. We consider both our communications with shareholders, such as press releases, and our advertising of products and services to constitute advertising and promotion. However, our press releases are not offers to buy and sell our securities. Rather, they are used to aid in the communication with current shareholders and potential customers.  The statements contained in the press release constitute forward looking statements.  Certain statements contained therein and made by Accredited Business Consolidators Corp. ("ACDU" or "Company") constitute "statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements, identified by words such as "will," "may," "expect," "believe," "anticipate," "intend," "could," "should," "expect," "estimate," "plan" and similar expressions, relate to or involve the current views of management with respect to future expectations, objectives and events and are subject to substantial risks, uncertainties and other factors beyond management's control that may cause actual results to be materially different from any such forward-looking statements. Such risks and uncertainties include those set forth in this document and others made by or on behalf of the Company in the future, including but not limited to, the Company's limited operating history, its need for additional capital or financing, its ability or inability to produce and market products and services, its ability to make a profit in the future, its dependence on a limited number of customers and key personnel, its dependence on certain industries, its ability to locate and consummate business opportunities that would appear to be in the best interests of the shareholders, its ability to implement strategies to develop its business in emerging markets, competition from other or similar companies or businesses, and, general economic conditions. Any forward-looking statements in this document and any subsequent Company document must be evaluated in light of these and other important risk factors. The Company does not intend to update any forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information.

Accounts Receivables and Loan Receivables

In financial statements prior to the year ending in 2011, we classified certain loans as accounts receivables.  Beginning with the financial statements herein that end on December 31, 2011, we reclassify the loans we made as loans payable.  Starting with the December 31, 2011, financial statements, an accounts receivable will be a trade receivable owed to us rather than a loan receivable.

Investments

We consider an investment to be the issuance of stock, ownership, or equity in an enterprise in exchange for monetary and other consideration.  We ordinarily list our actual investment cost as the price we paid for a particular investment.  While sometimes we receive equity in exchange for a combination of cash consideration and consulting services, we have not included a value for the consulting services.  This is because it is difficult to attribute a value to our services when the equity is not priced.  In these instances, we would show a gain upon the sale of our equity interest or upon receipt of a dividend.  In cases where there is a method to attribute a value to our services rendered in exchange for shares, we would advise of the value and provide the relevant information in our reports.

Revenue Recognition

With respect to revenue, we report the receipt of cash for services, commissions, etc., at the time we are paid.  With respect to our investment activity, we record revenue received when we actually sell the stock.

Development Stage Enterprise

On September 24, 2012, we received commentary from the staff of the Securities and Exchange Commission suggesting that  we may constitute a development stage company pursuant to ASC 915-205-20.  We have, therefore, provided additional information including notification of cumulative expenses since the inception of the development stage activities.  The Company discloses the deficit accumulated during the development stage and the cumulative statements of operations and cash flows from inception of development stage activities to the current balance sheet data.  In our case, we use July 18, 1998, as the date of inception as that is the date we emerged from bankruptcy with no assets and no liabilities. That is also the date we began to be a development stage entity. To date, the development stage of the Company's operations consist of developing business plans, business models, and marketing concepts.  The Company is also engaging in joint ventures to test market certain techniques and internet based services.  To include pre-bankruptcy data from the 1990s when we operated as a restaurant holding company would present a distorted picture of our financial position and development stage operations.

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

1.2.                  Basis of presentation and ongoing concern

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

Note 2.           Related party transactions.

Since late 2008 when the majority ownership of the Company was acquired by My Pleasure Limited of the United Kingdom, the majority of Accredited’s funding came from My Pleasure Ltd.  This funding is considered a related party transaction.  Similarly, with respect to the loans made by Accredited during 2011, the funds were made to affiliates of the Company and are considered related party transactions.  These transactions create additional risk as the loans made and received may not meet normal business standards and due diligence.

Note 3.           Commitments and contingencies.

At December 31, 2011, the Company is not subject to contingencies or commitments or obligations under lease commitments.

Note 4.           Going concern.

At December 31, 2011, the Company had insufficient working capital. As such, the accompanying financial statements have been prepared assuming the Company will continue as a going concern. The company does not have sufficient working capital for its planned activities, which raises substantial doubt about its ability to continue as a going concern.  The continuation of the company as a going concern depends on obtaining additional working capital. In addition, the company’s business model is untested and untried.  The Company invests in high risk start-up enterprises.  The Company will rely on receiving additional funding from My Pleasure and other enterprises in order to continue making investments and loans.  This situation makes Accredited a company that is suitable for investment only by for professional investors that understand the inherent risks of a company that invests in start–up enterprises. Additionally, the Company trades in the Over-the-Counter market, a volatile market for professional investors who understand the risks inherent in trading stocks that lack liquidity.

Note 5.           Cash and Bank Account

On March 29, 2011, other than its main accounts, the Company closed all the bank accounts it maintained with Bank of America.  The amount of the cash in the remaining bank and brokerage accounts was as follows in December 31, 2011:

Account Number	Amount
38300640-8569	$327.99
38300640-8572	640.31
OptionsXpress Brokerage Account	500.42
TOTAL	$1,468.72

Note 6 -- Stock Holdings

We have listed on our balance sheet ending December 31, 2011, certain investments into securities and/or stock. These investments are described in more detail below:

We own 25% of Industrial Supply Company LLC, a Florida entity.  We paid $2,500 for the interest.  ISC planned on registering as a lobbying entity with respect to construction contracts.  As of December 31, 2011, we maintained no information that our investment was potentially at risk.  However, subsequent to our original report ended December 31, 2011, we learned that the entity is not currently pursuing this goal.  We may choose to impair the value of this investment effective December 31, 2012.  If we do this, we will take a charge for the entire amount of the investment and the charge will be found in our annual report for 2012.

We purchased 43,639,950 common shares and 1,000,000 preferred shares of Hiland Terrace Corp., an entity that owned the Hiland Terrace Hotel and Office Center in North Huntingdon, Pennsylvania.   This represents approximately 9% ownership of the corporation. We paid $4,200 for the interest.  Since our investment, Hiland Terrace Corp. divested its hotel asset.  However, Hiland Terrace Corp. continues to operate and receive commissions on certain rooms sold at the hotel.  We believe that, if Hiland Terrace Corp. liquidated, we would recoup our investment at this time.  For that reason, we have not reduced the value or taken an impairment charge with respect to this investment.

We own 77,634 common shares of Southeast Banking Corp.  Southeast Banking Corp. is the holding company of a bank that was ultimately seized by the Federal Deposit Insurance Corp.  We paid $7,763.40 for the shares.  We purchased the shares when the banking institution was under bankruptcy protection.  We did not impair the value of this investment as of December 31, 2011, because the enterprise was reorganizing and there was an interested buyer.  However, subsequent to the original annual report ended December 31, 2011, the bankruptcy converted into liquidation and it is unlikely that we will recoup anything from this investment.  Since we perform impairment analyses on an annual basis, we will not revalue this investment until December 31, 2012.  Shareholders are advised that we will probably not receive any compensation from this investment in the bankruptcy case and it is most likely a valueless investment.

We own 25% of the capital stock of 3-101-53218, S.A., which we paid $2,000.00 for.  The enterprise operates a retail store in Costa Rica at the San Pedro Mall.

As of December 31, 2011, we owned 167,500 shares of IAHL Corporation. We paid $38,879.12 for the shares.  IAHL Corp. trades on the over the counter market in the United States under the symbol IAHL.  IAHL merged with TransCryogen, LLC (A cryogenics transportation and logistics company –www.transcryogen.com).  TransCryogen and Altenesol have been working together as partners where TransCryogen supplied the transportation and logistics for the LNG to be produced by Altenesol’s Colombian plant.  We note that, subsequent to the filing of our original annual report, we sold 41,488 of the shares and at the time of the filing of this amended report, we continue to hold 126,012 shares.  We do not know the number of outstanding shares of IAHL Corp. so we cannot ascertain the percentage of ownership we have.

We own 25% of the capital stock of Soluciones Faciles S.A., a Costa Rican entity, which we paid $5,000.00 for.  Soluciones Faciles, S.A., offers payday loans to the public.  Management of Soluciones Faciles S.A. advises us that the program is profitable and that it expects to issue us a dividend in the second half of 2012.  We note that subsequent to the filing of this annual report, we did receive two dividends from Soluciones Faciles, S.A.  While we do not have access to the corporate records of Soluciones Faciles, we have no reason, based on information we received from their management, to believe that the investment is impaired.

We own 1,000,000 shares of James Monroe Capital Corp., an entity that trades on the over the counter market as JMCP.  We paid $200.00 for the shares.  We revalued the shares base on market value as of December 31, 2011, at $100.00, or $.0001 per share.  We know little about JMCP except that our investigation demonstrated that it appears to be part of a stock fraud scheme that issues shares pursuant to fraudulent and inflated debt.  We may consider taking action against JMCP; however, our de minimus losses do not appear to make litigation feasible.  Our percentage of ownership is, lost likely, less than .1%.

We purchased 4,363,996 common shares of Diversified Land Management Group, Inc., from a private party for $225.00.  The shares are unrestricted.  Diversified Land Management Group, Inc., owns parcels of land in Western Pennsylvania.  Aside from owning the land, we are unaware of any significant business activity by DLMG.  We have not yet received our share certificate because management of DLMG informs us that their transfer agent, Transfer Online, Inc., improperly impounded their share records claiming that they owe a "termination fee" because they were directed to transfer the records to a different transfer agent.  Management of DLMG informs us that the enterprise intends to initiate litigation to obtain its share records so that it may issue our certificate.   We believe we own less than 4% of the enterprise.

We purchased shares of Averion International Corp. for $1,601.  These shares were ultimately converted to 395.78 preferred shares.  Averion appears to continue to function as an entity, but it no longer files reports with the Securities and Exchange Commission.  We understand that four small and mid-sized clinical research service companies—Averion International, Trio Clinical Research, Fulcrum Pharma and Clin-Research/ADDPLAN—have merged into one global biopharmaceutical company and medical device development services organization.  We believe we own less than .1% of Averion.

We own 4,150 shares of Direct Markets Holdings Corp., a broker-dealer.  We obtained the shares by purchasing common stock of Hudson Holding Corp. for $22,325.00.  After Hudson merged with what is now known as Direct Markets Holdings Corp., our investment was significantly devalued.  Our position is that the merger was done against the interests of the shareholders and involved fraudulent actions by management that breached their fiduciary duties.  This resulted in a significant loss to the value of our shares and we took an unrealized impairment charge of $20,499 as of December 31, 2011, nunc pro tunc.

We purchased 10,000 shares of Hotels & Stuff Inc. for $2,000.00.  Hotels & Stuff Inc. is a Colorado corporation that currently owns the Hiland Terrace Hotel and Office Center in North Huntingdon, Pennsylvania.  We are informed by management of Hotels & Stuff Inc. that they will take over operations at the hotel effective January 1, 2013.  We own between 4 and 5% of the Company.

Note 6.           Liabilities.

Current liabilities consist of loans made by My Pleasure Ltd. to the Company; the Current Interest Payable contains the accrued interest of loans from 2008, 2009, and 2010.

Note 7.           Capital.

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
January 21, 2013

  CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the use, in the statement on Amended Form 10-K of Accredited Business Consolidators Corp. of our report dated January 21, 2013, on our audit of the amended balance sheet of Accredited Business Consolidators Corp. as of December 31, 2011 and the related statements of operations, stockholders' equity and cash flows for the year ended December 31, 2011, the year ended December 31, 2010, and the cumulative period from July 18, 1998, through December 31, 2011, and the reference to us as experts or auditors.

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

(c) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation, but note that I was not an officer at the time period in this report and based the information on data received from the company’s prior officers; and

(d) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. I have disclosed, based on our most recent evaluation of internal control over financial reporting, that:

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

Date: January 28, 2013	/s/ Joanna Chmielewska
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
Date: January 28, 2013